Form 10QSB
period 1996-09-30
TOWNE FINANCIAL CORP /OH
filed 1996-11-13
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

Commission File No. 0-20144
                    -------

                      TOWNE FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

     OHIO                                           31-1334563
---------------                                  -----------------
(State or other                                  (I.R.S. Employer
jurisdiction of                                   Identification
of incorporation                                    Number)
or organization)

4811 COOPER ROAD
BLUE ASH, OHIO                                        45242
---------------------                               ----------
(Address of principal                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (513) 791-1870

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__                                     No  _____

As of November 4, 1996, the latest practicable date, 208,000 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes_____   No __X__

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX
                                                             Page
                                                             ----
PART I     -    FINANCIAL INFORMATION

                Consolidated Statements of Financial            3
                Condition

                Consolidated Statements of Operations           5

                Consolidated Statements of Cash Flows           7

                Notes to Consolidated Financial Statements     10

                Management's Discussion and Analysis           14
                of Financial Condition and Results of
                Operations


PART II    -    OTHER INFORMATION                              32


SIGNATURES                                                     33



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                     SEPTEMBER 30,       JUNE 30,
      ASSETS                                            1996              1996
                                                     -------------       ------
Cash and due from banks                                     $ 1,207      $ 1,645
Federal funds sold                                              300        1,900
Interest-bearing deposits in other financial
 institutions                                                   434           66
                                                            -------      -------
          Cash and cash equivalents                           1,941        3,611

Certificates of deposit in other financial
 institutions                                                    98           98
Investment securities held to maturity - at
 amortized cost, approximate market value
 of $1,290 and $1,282 at September 30, 1996 and
 June 30, 1996                                                1,300        1,300
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $16,522 and $16,073 at September 30, 1996
 and June 30, 1996                                           16,109       15,680
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $11,431 and $11,673 at September 30, 1996 and
 June 30, 1996                                               11,696       11,948
Loans held for sale - at lower of cost or market              2,111        1,894
Loans receivable - net                                       56,850       53,177
Office premises and equipment - at depreciated cost           2,380        2,408
Real estate acquired through foreclosure                        108         --
Federal Home Loan Bank stock - at cost                          704          692
Accrued interest receivable on loans                            585          543
Accrued interest receivable on mortgage-backed
 securities                                                     174          175
Accrued interest receivable on investments and
 interest-bearing deposits                                       23           20
Goodwill and other intangible assets - net of
 accumulated amortization                                       395          405
Prepaid expenses and other assets                               232           44
Prepaid federal income taxes                                    104           19
                                                            -------      -------

       TOTAL ASSETS                                         $94,810      $92,214
                                                            =======      =======


                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                        (In thousands, except share data)

                                                     SEPTEMBER 30,       JUNE 30,
         LIABILITIES AND SHAREHOLDERS' EQUITY             1996             1996
                                                     -------------       ------
Deposits                                                  $ 76,260       $ 75,618
Advances from the Federal Home Loan Bank                    10,024          8,424
Loan of Employee Stock Ownership Plan                           89             89
Advances by borrowers for taxes and insurance                  295            229
Accounts payable on mortgage loans serviced for
 others                                                        341            340
Accrued interest payable                                        40             36
Other liabilities                                              524            139
Deferred federal income taxes                                  206            182
                                                          --------       --------

      Total liabilities                                     87,779         85,057

Commitments                                                   --             --

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued                      --             --
 Common shares - 2,250,000 shares of $1.00 par
  par value authorized; 208,000 shares issued
  and outstanding at September 30, 1996 and
  June 30, 1996                                                208            208
 Additional paid-in capital                                  1,675          1,675
 Retained earnings - substantially restricted                5,510          5,622
 Less required contributions for shares acquired
  by Employee Stock Ownership Plan (ESOP)                      (89)           (89)
 Unrealized losses on securities designated
  as available for sale - net of related tax effects          (273)          (259)
                                                          --------       --------

      Total shareholders' equity                             7,031          7,157
                                                          --------       --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 94,810       $ 92,214
                                                          ========       ========


                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months ended September 30,

                      (In thousands, except per share data)

                                                   1996         1995
                                                   ----         ----
Interest income
  Loans                                           $ 1,217       $1,061
  Mortgage-backed securities                          446          419
  Investment securities                                24           11
  Interest-bearing deposits and other                  27           34
                                                  -------       ------

      Total interest income                         1,714        1,525

Interest expense
  Deposits                                            934          784
  Borrowings                                          145          168
                                                  -------       ------

      Total interest expense                        1,079          952
                                                  -------       ------

      Net interest income                             635          573

Provision for losses on loans                           5         --
                                                  -------       ------

         Net interest income after provision
          for losses on loans                         630          573

Other income
  Loan servicing fees                                  28           29
  Gain on sale of mortgage loans                       29           13
  Service fees, charges and other operating            11            9
                                                  -------       ------

      Total other income                               68           51

General, administrative and other expense
  Employee compensation and benefits                  240          230
  Occupancy and equipment                              85           92
  Data processing                                      25           23
  Federal deposit insurance premiums                  409           32
  Franchise taxes                                      23           19
  Advertising                                          21           29
  Amortization of goodwill and other
   intangible assets                                   10           10
  Other operating                                      51           40
                                                  -------       ------

      Total general, administrative and
       other expense                                  864          475
                                                  -------       ------

      Earnings (loss) before income taxes
       (credits)
       (subtotal carried forward)                    (166)         149



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                    For the three months ended September 30,

                      (In thousands, except per share data)

                                                    1996       1995
                                                    ----       ----
      Earnings (loss) before income taxes
       (credits)
       (subtotal carried forward)                  $(166)      $149

Federal income taxes (credits)
  Current                                            (85)        40
  Deferred                                            31         13
                                                   -----       ----

         Total federal income taxes (credits)        (54)        53
                                                   -----       ----

      NET EARNINGS (LOSS)                          $(112)      $ 96
                                                   =====       ====

      EARNINGS (LOSS) PER SHARE                    $(.54)      $.46
                                                   =====       ====

                                      - 6 -



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,

                                 (In thousands)

                                                              1996        1995
                                                              ----        ----
Cash flows provided by (used in) operating activities:
   Net earnings (loss) for the period                        $(112)      $    96
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
      Amortization of premiums and accretion of
       discounts on mortgage-backed securities, net              6             5
      Provision for losses on loans                              5            --
      Gain on sale of mortgage loans                           (29)          (13)
      Amortization of deferred loan origination fees           (10)          (12)
      Loans originated for sale in the secondary market       (529)       (3,496)
      Proceeds from sale of loans in the secondary
       market                                                  393           843
      Depreciation and amortization                             37            39
      Federal Home Loan Bank stock dividends                   (12)          (11)
      Amortization of goodwill and other intangible
       assets                                                   10            10
      Increases (decreases) in cash due to changes in:
        Accrued interest receivable on loans                   (42)          (40)
        Accrued interest receivable on mortgage-backed
         securities                                              1            (6)
        Accrued interest receivable on investments
         and interest-bearing deposits                          (3)           (4)
        Prepaid expenses and other assets                       12           145
        Accrued interest payable                                 4            49
        Other liabilities                                      385           108
        Federal income taxes
         Current                                               (85)           25
         Deferred                                               31            13
                                                             -----       -------

            Net cash provided by (used in)
                    operating activities                        62        (2,249)



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,

                                 (In thousands)

                                                               1996            1995
                                                               ----            ----
Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
   held to maturity                                         $    110        $    --
  Purchase of investment securities held to maturity            (110)          (200)
  Purchase of mortgage-backed securities designated as
   available for sale                                           (608)          (897)
  Purchase of mortgage-backed securities held to
   maturity                                                       --           (525)
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                           160             41
    Held to maturity                                             244            273
  Loan disbursements                                          (6,819)        (5,887)
  Loan principal repayments                                    2,991          3,188
  Purchase of office premises and equipment                       (9)           (26)
                                                            --------       --------

      Net cash used in investing activities                   (4,041)        (4,033)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                 19,710         18,061
  Withdrawals from deposit accounts                          (19,068)       (12,137)
  Proceeds from Federal Home Loan Bank advances                1,600          2,500
  Repayments of Federal Home Loan Bank advances                   --         (2,500)
  Repayments of obligations for securities sold
   under agreements to repurchase                                 --           (870)
  Advances by borrowers for taxes and insurance                   66             96
  Accounts payable on mortgage loans serviced for
   others                                                          1              4
                                                            --------       --------

      Net cash provided by financing activities                2,309          5,154
                                                            --------       --------

Net decrease in cash and cash equivalents                     (1,670)        (1,128)

Cash and cash equivalents at beginning of period               3,611          3,513
                                                            --------       --------

Cash and cash equivalents at end of period                  $  1,941       $  2,385
                                                            ========       ========



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,

                                 (In thousands)
                                                               1996        1995
                                                               ----        ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                      $  --         $ 15
                                                              =======       ====

    Interest on deposits and borrowings                       $ 1,075       $903
                                                              =======       ====

Supplemental disclosure of noncash investing activities:
  Transfers from loans receivable to real estate
    acquired through foreclosure                              $   108       $--
                                                              =======       ====

  Unrealized gains (losses) on securities
    designated as available for sale - net
    of related tax effects                                    $   (14)      $ 32
                                                              =======       ====




                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended September 30, 1996 and 1995

         Towne Financial Corporation ("Towne Financial", or the "Corporation") conducts a general banking business in southwestern Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Corporation's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Corporation can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       Principles of Consolidation
         ---------------------------

         Towne Financial is a unitary savings and loan holding company. Since the date of its incorporation, Towne Financial's activities have been limited primarily to holding the common stock of its wholly-owned subsidiary, The Blue Ash Building and Loan Company ("Blue Ash" or the "Company").

         The accompanying consolidated financial statements include the accounts of Towne Financial and Blue Ash. Future references to Towne Financial or Blue Ash are utilized herein as the context

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1996 and 1995

2.       Principles of Consolidation (continued)
         ---------------------------

requires. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

3.       Effects of Recent Accounting Pronouncements
         -------------------------------------------

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used by an institution be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the institution should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an institution expects to hold and use should be based on the fair value of the asset. This Statement was effective for financial statements for fiscal years beginning after December 15, 1995 (fiscal 1997, as to Towne Financial). Earlier application was encouraged. Management adopted SFAS No. 121 on July 1, 1996, as required, without material effect on its consolidated financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all institutions to adopt that method of accounting for an employee stock option or similar equity instrument. However, it also allows an institution to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1996 and 1995

3.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan -- have no intrinsic value at grant date, and as such, under Opinion 25 no compensation cost is recognized. If a fair value accounting method is adopted, the fair value of a stock option is to be estimated using an option-pricing model that considers the following: (i) the exercise price; (ii) the expected life of the option; (iii) the current trading price of the stock; (iv) the expected price volatility of the stock; (v) expected dividends on the stock; and (vi) the risk-free interest rate. Once estimated based on the above factors, the fair value of an option is not changed for subsequent developments. Compensation cost is recognized for other types of stock-based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. SFAS No. 123 requires that an employer's financial statements include certain fair value disclosures about stock-based employee compensation arrangements regardless of the method used to account for them and was effective for years beginning after December 15, 1995 (fiscal 1997, as to Towne Financial). Earlier application was permitted. Management has determined that Towne Financial will continue to account for stock-based compensation pursuant to Opinion 25, and, therefore, adoption of SFAS No. 123 on July 1, 1996 did not have a material effect on Towne Financial's consolidated financial position or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1996 and 1995

3.       Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse. An institution that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value. SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 supersedes SFAS No. 121 and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that the adoption of SFAS No. 125 will have a material adverse effect on Towne Financial's consolidated financial position or results of operations.

4.       Earnings per Share
         ------------------

         Earnings per share for the three month periods ended September 30, 1996 and 1995 have been computed based on 208,000 and 207,500 weighted-average shares outstanding during the respective periods. Fully-diluted earnings per share has not been presented as there was no material dilutive effect attendant to Towne Financial's Stock Option and Incentive Plan during the respective periods.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
September 30, 1996
------------------

         At September 30, 1996, Towne Financial's consolidated assets totaled $94.8 million, representing an increase of $2.6 million, or 2.8%, over the $92.2 million asset level at June 30, 1996. The increase in asset size experienced during the three months ended September 30, 1996 was due to an increase in deposits of $642,000, or 0.8%, an increase in borrowings of $1.6 million, or 18.8%, and an increase realized in other liabilities of $480,000, or 51.8%, all of which were partially offset by a decrease in shareholders' equity of $126,000, or 1.8%. The growth in total assets during the three months ended September 30, 1996 was consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations.

         Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit in other financial institutions and investment securities held to maturity totaled approximately $3.3 million at September 30, 1996, a decrease of approximately $1.7 million, or 33.3%, from June 30, 1996 levels of $5.0 million. As a result, regulatory liquidity approximated only 5.4% at September 30, 1996, compared to 7.5% at June 30, 1996. This decrease resulted from utilization of excess liquidity to help fund the growth in the loan portfolio, which reflected management's desire to obtain higher yields available from investments in loans. Such deployment of excess cash and liquid assets into loans was needed as growth in the loan portfolio outpaced growth in deposits during the three months ended September 30, 1996.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity increased by approximately $177,000, or 0.6%, during the three months ended September 30, 1996. This increase was attributed to the purchase of a floating-rate collateralized mortgage obligation of $608,000, which was partially offset by principal repayments of $404,000, net amortization of premiums and accretion of discounts on securities of $6,000 and a net change in unrealized loss on securities designated as available for sale of $21,000. The increase in the mortgage-backed securities portfolio during the three months ended September 30, 1996 was due in part to management's intention of strategically increasing the volume of interest-earning assets relative to the equity base (leverage) in order to improve earnings. Proceeds from a Federal Home Loan Bank advance were

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to September 30,
-----------------------------------------------------------------------------
1996 (continued)
----

utilized to fund the purchase of the floating-rate security in the 1996 period, as there was an attractive spread when compared to the cost of the borrowing. The increase in mortgage-backed securities during the 1996 period stemming from the leveraged purchase transaction was partially offset by principal repayments on securities as management decided to utilize repayment cash flows to originate new loans.

         Loans receivable and loans held for sale increased in the aggregate by approximately $3.9 million, or 7.1%, during the three months ended September 30, 1996. This increase was largely attributed to loan disbursements, loan purchases and loans originated for sale in the secondary market of $7.3 million, which were partially offset by loan sales of $393,000, principal repayments on loans of $3.0 million and loans transferred to real estate acquired through foreclosure of $108,000. In terms of loan composition, the growth in the loan portfolio was primarily due to an increase of $2.8 million in one-to-four family residential real estate loans, including those designated as available for sale, an increase of $706,000 in home equity line-of-credit loans and an increase of $405,000 in nonresidential real estate loans. Blue Ash's growth in the loan portfolio was the result of management's strategy to primarily hold loans in the current interest rate environment and to redeploy funds from other asset categories into lending activities to the extent practicable.

         At September 30, 1996, the Corporation's allowance for loan losses totaled $231,000, which also represented the level maintained at June 30, 1996. During the three months ended September 30, 1996, the Corporation increased its allowance for general loan losses by $5,000, which was offset by a charge-off of a $5,000 specific valuation allowance that was established during a prior period. The Corporation's internally classified assets totaled approximately $695,000 at September 30, 1996, as compared to $681,000 at June 30, 1996.
Non-performing and nonaccrual loans totaled $587,000, or 1.00% of loans receivable, at September 30, 1996, and $675,000, or 1.23% of loans receivable, at June 30, 1996. At September 30, 1996, the Corporation had $108,000 in non-performing assets which were carried as real estate acquired through foreclosure. In the opinion of management, such internally classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 65-70% loan-to-value ratio at

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to September 30,
-----------------------------------------------------------------------------
1996 (continued)
----

September 30, 1996 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of underlying collateral and current and anticipated economic conditions in its lending area. The provision for general loan losses of $5,000 recorded during the three months ended September 30, 1996 was attributed to the overall growth of 7.1% in the loan portfolio as well as the slightly higher level of internally classified assets at September 30, 1996. Management believed that the loan loss allowance existing at September 30, 1996 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally classified assets and non-performing and nonaccrual loans. Although management believes that its allowance for loan losses at September 30, 1996 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At September 30, 1996, the Corporation's allowance for loan losses consisted entirely of general valuation allowances, as defined by the regulations of the Office of Thrift Supervision ("OTS"), and represented 0.39% of the total amount of loans outstanding, including those loans designated as held for sale, and 33% of internally classified assets.

         Deposits totaled $76.3 million at September 30, 1996, an increase of $642,000, or 0.8%, over the $75.6 million in deposits outstanding at June 30, 1996. The increase in total deposits was primarily the result of an increase in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $1.1 million, or 5.8%, which was partially offset by a decline in certificate of deposit accounts of $457,000, or 0.8%. Management made a more assertive effort during the three months ended September 30, 1996 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to September 30,
-----------------------------------------------------------------------------
1996 (continued)
----

the cross-selling of deposit products (i.e. checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. The decrease in certificates of deposit was primarily due to the increased level of competition for these type of funds from other banks and savings and loan institutions and to management's reluctance to aggressively seek certificates of deposit as its primary source of inflows due to less expensive alternative funding sources being available such as Federal Home Loan Bank advances. The overall growth in deposits, however, during the three months ended September 30, 1996 reflected management's continued efforts to maintain growth through deposits and was consistent with management's short-term and long-term goals. It is the goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted principally of Federal Home Loan Bank advances at September 30, 1996, increased by $1.6 million, or 18.8%, from $8.5 million at June 30, 1996 to $10.1 million at September 30, 1996. This increase in borrowings during the three months ended September 30, 1996 was due to proceeds received from advances from the Federal Home Loan Bank. As previously discussed, Blue Ash utilized a $600,000 one-year LIBOR-based advance, adjusting monthly, as part of a leveraging transaction in the purchase of a collateralized mortgage obligation. Also, Blue Ash accessed $1.0 million from its line-of-credit facility at the Federal Home Loan Bank during a time of low cash availability in order to help continue funding the growth in the loan portfolio. From time-to-time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits.

         Shareholders' equity decreased by $126,000, or 1.8%, during the three months ended September 30, 1996, as a result of period losses of $112,000 and unrealized losses on securities designated as available for sale, net of related tax benefits, of $14,000. At

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to September 30,
-----------------------------------------------------------------------------
1996 (continued)
----

September 30, 1996, shareholders' equity as a percentage of total assets was 7.4%.

         Blue Ash is required to meet each of three minimum capital standards promulgated by the OTS, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets equal to 3.0% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets, as defined by OTS regulations.

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at September 30, 1996. Specifically, Blue Ash's tangible and core capital of $6.9 million, or 7.2%, exceeded the respective minimum requirements of $1.4 million and $2.9 million by approximately $5.5 million, or 5.7%, and $4.0 million, or 4.2%. Additionally, Blue Ash's risk-based capital of approximately $7.1 million, or 14.9% (including a general loan loss allowance of $231,000), exceeded the current 8.0% requirement of $3.8 million by approximately $3.3 million, or 6.9%.

         In August 1993, the OTS adopted an amendment to the regulatory risk-based capital requirement to include an interest rate risk component to the capital calculation. The amount of the interest rate risk component included in the risk-based capital requirement is based on an individual institution's interest rate risk position. Each savings institution must measure the effect of a 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. Interest rate risk is measured by the decline in "net portfolio value" that would result from a 200 basis point increase or decrease in market interest rates, whichever is lower. An institution whose measured interest rate exposure exceeds 2% must deduct an amount equal to one-half of the difference between its measured interest rate risk and 2% multiplied by the estimated economic value of its total assets from total capital in determining whether it meets it risk-based capital requirement. In general, institutions which have

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to September 30,
-----------------------------------------------------------------------------
1996 (continued)
----

risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. Reporting under the revised risk-based capital requirement was to become effective in fiscal 1995; however, the OTS delayed the adoption of the interest rate risk rule until further notice, pending the testing of the OTS appeals process. The delay also provided the OTS an opportunity to assess any further guidance from the other three Federal banking agencies regarding their planned implementation of an interest rate risk capital deduction. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At September 30, 1996, Blue Ash had total assets of $94.8 million and risk-based capital in excess of 14.9% which management believes would have qualified Blue Ash for this exemption had the new requirements been in effect at such date. Additionally, the OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations, except for those institutions with the highest examination ratings and acceptable levels of risk. Management anticipates no material change in Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         On September 30, 1996, legislation containing provisions for (i) recapitalizing the Savings Association Insurance Fund ("SAIF"), (ii) providing for the eventual merger of the SAIF with the Bank Insurance Fund ("BIF") and
(iii) reallocating payment of the annual $780 million Financing Corporation ("FICO") bond obligation was enacted into law. These provisions, entitled the Deposit Insurance Funds Act of 1996 ("DIFA"), impose a one-time special assessment on institutions holding SAIF deposits at March 31, 1995. The special assessment was imposed to capitalize the SAIF up to the statutorily prescribed
1.25 percent designated reserve ratio and was determined at 65.7 basis points per $100 of insured deposits. Effective January 1, 1997, SAIF members will have the same risk-based regular assessment schedule as BIF members -- 0 to 27 basis points. Thus, for most well-capitalized institutions like Blue Ash, there will be no regular assessment incurred. However, the enacted legislation does include a formula for sharing payment in the FICO obligation

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to September 30,
-----------------------------------------------------------------------------
1996 (continued)
----

between members of the BIF and the SAIF. From January 1, 1997 until December 31, 1999 under the formula, the FICO assessment rate for BIF-insured institutions will be 1/5th of the FICO assessment rate for SAIF-insured institutions. Thus, in addition to the regular deposit insurance assessment (if any), BIF-insured institutions will be assessed $.013 per $100 in deposits per year to cover the annual FICO payments while SAIF-insured institutions will be assessed $.064 per $100 in deposits per year to cover the annual FICO payments. Starting in the year 2000 until the FICO bonds are retired in 2019, banks and thrifts will pay the FICO assessment on a pro rata basis which is estimated to be about 2.4 basis points per $100 of insured deposits for all institutions. Finally, the legislation provides for the BIF and the recapitalized SAIF to be merged on January 1, 1999 into a new Deposit Insurance Fund ("DIF"), provided that no insured depository institution is a savings association on that date.

         The special assessment is payable to the Federal Deposit Insurance Corporation ("FDIC") on November 27, 1996 and because the legislation was signed into law on September 30, the special assessment was recorded on the Corporation's books as an expense on September 30, 1996. Blue Ash had $55.8 million in deposits at March 31, 1995. With the special assessment at 65.7 basis points per $100 of insured deposits, Blue Ash is required to pay $366,000 on a pre-tax basis. This assessment is tax deductible, but it reduced earnings and capital by $242,000 for the three months ended September 30, 1996. With the passage of this legislation, the annual SAIF assessments are expected to be reduced by approximately $82,000 after consideration of the tax effects. By the year 2000, the one-time special assessment is expected to be made up through the reduction of SAIF premiums.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1996 and 1995
---------------------------

General
-------

         During the three months ended September 30, 1996, Towne Financial incurred a net loss of $112,000, representing a decrease of $208,000 over the $96,000 in net earnings recorded for the three months ended September 30, 1995. The decline in earnings level during the three months ended September 30, 1996 was primarily attributable to an increase in general administrative and other expense of $389,000, or 81.9%, which was partially offset by an increase in net interest income after provision for losses on loans of $57,000, or 9.9%, and an increase in other income of $17,000, or 33.3%. The $315,000 decrease in earnings level before income taxes resulted in a decrease of $107,000 in the provision for federal income taxes. As previously discussed, the net loss of $112,000 for the three months ended September 30, 1996 was attributed to a $242,000 one-time after-tax charge to earnings, or $1.16 per share, to help replenish the SAIF. Before consideration of the SAIF assessment, Towne Financial would have had first quarter earnings of $130,000, or $.63 per share, up 35.4% from a year ago.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income increased by $62,000, or 10.8%, during the three months ended September 30, 1996, as compared to the same period in the prior year. The increase in net interest income during the three months ended September 30, 1996 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances of loans, mortgage-backed securities and investment securities, which were partially offset by a decrease in the average outstanding balance of interest-bearing deposits and other assets and to declines in the weighted average rates earned on all the Corporation's interest-earning assets. Total interest income on the Corporation's interest-earning assets increased by $189,000, or 12.4%, during the three months ended September 30, 1996 due to overall increases of $11.5 million, or 15.0%, in the average outstanding balances of such assets, which were partially offset by overall decreases of 18 basis points (100 basis points equal 1%), or 2.3%, in the weighted average yields earned on such assets. The increase in total interest income during the three months ended

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

September 30, 1996 was partially offset by an increase in total interest expense, primarily due to an increase in the average outstanding balance of deposits and to an increase in the weighted average rate paid on borrowings, which were partially offset by a decrease in the average outstanding balance of borrowings and to a decline in the weighted average rate paid on deposits. Total interest expense on the Corporation's interest-bearing liabilities for the three months ended September 30, 1996, as compared to the same period in the prior year, increased by $127,000, or 13.3%, due to overall increases of $11.3 million, or 15.3%, in the average outstanding balances of such liabilities, which were partially offset by overall decreases of 8 basis points, or 1.6%, in the weighted average yields paid on such liabilities. The downward movement in the average yields earned on the Corporation's interest-earning assets compared to the average yields paid on the Corporation's interest-bearing liabilities reflected assets repricing downward more rapidly than liabilities. Such trend was reflected in the net interest spread, which had decreased from 2.79% during the three months ended September 30, 1995 to 2.69% during the three months ended September 30, 1996.

         Interest income on loans increased by $156,000, or 14.7%, during the three months ended September 30, 1996, as compared to the same period in the prior year. The increase in interest income on loans during the three months ended September 30, 1996 was due to an increase of $8.5 million, or 17.5%, in the average balance of loans outstanding, which was partially offset by a decline of 20 basis points, or 2.3%, in the weighted average rate earned on loans. The increase in the average outstanding balance of loans period-to-period reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio can also be attributed to management's decision to portfolio fixed-rate loans in the current interest rate environment subject to certain interest rate limitations. The decline in loan yield generally reflected a higher interest rate environment in periods leading into the prior three month period ended September 30, 1995 as compared to a lower interest rate environment leading into the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

current three month period ended September 30, 1996. This was offset by management's decision to hold in the loan portfolio fixed-rate mortgage loans in the current interest rate environment, which has the effect of increasing the overall yield within the loan portfolio.

         Interest income on mortgage-backed securities designated as either available for sale or held to maturity increased by $27,000, or 6.4%, during the three months ended September 30, 1996, as compared to the same period in the prior year. The increase during the three months ended September 30, 1996 was due to a $2.3 million, or 9.0%, increase in the average balance of mortgage-backed securities outstanding, which was offset by a 16 basis point, or 2.4%, decline in the weighted average rate earned thereon. The increase in the average balance of mortgage-backed securities outstanding during the three months ended September 30, 1996 reflected the purchase of primarily floating-rate collateralized mortgage obligations designated as available for sale and the purchase of collateralized mortgage obligations designated as held to maturity for liquidity and diversification purposes in the 1996 period and periods leading up to the 1996 period, which were partially offset by principal repayments on securities with respect to the underlying loans and sale of securities. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to attain continued growth in asset levels by primarily using deposits to fund purchases of such assets. From time-to-time when the opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which supplemented the growth in the loan portfolio, helped improve the Corporation's overall net earnings. The decrease in the average yield earned on the Corporation's mortgage-backed securities period-to-period was the result of downward interest rate changes on adjustable-rate securities due to an overall net downward movement in market interest rates.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

         Interest and dividend income on investment securities held to maturity and other interest-earning assets increased by $6,000, or 13.3%, during the three months ended September 30, 1996, as compared to the same period in the prior year. The increase during the three months ended September 30, 1996 was due primarily to an increase of $778,000, or 141.5%, in the average balance outstanding of investment securities, which was partially offset by a decrease of $92,000, or 4.5%, in the average outstanding balance of other interest-earning assets (primarily interest-bearing deposits) and to decreases of 77 basis points, or 9.6%, and 112 basis points, or 16.9%, in the weighted average rates earned on investment securities and other interest-earning assets, respectively. The increase in the average outstanding balance of investment securities during the 1996 period was largely attributable to the purchase of callable U.S. Government agency obligations in periods leading up to the 1996 period. Such obligations were generally offered at attractive, above-market rates in order to compensate the buyer for the call feature. The decrease in other interest-earning assets period-to-period was the result of funding the continued growth in the loan portfolio. The decline in the weighted average rate earned on investment securities was due to the maturity of a higher-yielding corporate debt security in a prior period, which was partially offset by the investing in several callable U.S. Government agency issues, taking advantage of the attractive rate features. The decline in yield earned on the Corporation's interest-earning assets period-to-period was due in part to two interest rate reductions by the Federal Reserve in periods leading up to the current 1996 period.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $150,000, or 19.1%, during the three months ended September 30, 1996, as compared to the same period in the prior year. The increase in interest expense on deposits during the three months ended September 30, 1996 was due to an increase of $13.2 million, or 21.0%, in the average balance of deposits outstanding, which was partially offset by an increase of 8 basis points, or 1.6%, in the weighted average rate paid on deposits. The increase in the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

average balance of deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $14.0 million, or 33.2%, which was partially offset by a decline of $867,000, or 4.3%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher yielding term certificates of deposit and from an influx of new deposits due to increased marketing efforts by management and competitive pricing strategies. The increase in deposits was needed to predominately fund the growth in the loan portfolio. The decrease in the weighted average rate paid on deposit accounts period-to-period reflected lower market rates of interest during the three months ended September 30, 1996, as compared to the three months ended September 30, 1995.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, adjustable-rate LIBOR-based and line-of-credit advances and, to a lesser extent, an adjustable-rate loan of the Employee Stock Ownership Plan ("ESOP"), decreased by $23,000, or 13.7%, during the three months ended September 30, 1996, as compared to the same period in the prior year. The decrease in interest expense on borrowings during the three months ended September 30, 1996 was attributed to a decrease of $1.8 million, or 16.2%, in the average outstanding balance of borrowings, which was partially offset by an increase of 18 basis points, or 3.0%, in the weighted average rate paid on borrowings. The decrease in the average outstanding balance of borrowings period-to-period was reflected in management's intent of principally growing the Corporation through increased deposits and was funded with excess liquidity. The increase in the weighted average rate paid on borrowings period-to-period generally reflected the higher costs of new borrowings in comparison to borrowings obtained in prior periods.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

         The Corporation's provision for losses on loans increased by $5,000 during the three months ended September 30, 1996, as compared to the same period in the prior year. The provision for losses on loans was comprised solely of discretionary additions to the general loan loss allowance. The 1996 period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in no actual loan losses (charge offs) over the past five years. The Corporation's provision for losses on loans during the 1996 period was principally attributable to loan portfolio growth of 7.1%, taking also into consideration the slight increase in the non-performing and nonaccrual loans and internally classified assets. Management is of the opinion that the allowance for loan losses is adequate to cover any unforeseen losses in the loan portfolio.

         As a result of the foregoing, net interest income after provision for losses on loans increased during the three months ended September 30, 1996 by $57,000, or 9.9%, as compared to the same period in the prior year.

Other Income
------------

         Total other income increased by $17,000, or 33.3%, from $51,000 during the three months ended September 30, 1995 to $68,000 during the three months ended September 30, 1996. The factors contributing to this improvement in other income during the three months ended September 30, 1996 were an increase in gain on sale of mortgage loans of $16,000, or 123.1%, and, to a lesser extent, an

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Other Income (continued)
------------

increase in service fees, charges and other operating income of $2,000, or 22.2%, which were partially offset by a decrease in loan servicing fees of $1,000, or 3.4%. The increase in gain on sale of mortgage loans was primarily the result of a decrease of $19,000 in unrealized losses on loans identified as held for sale. Blue Ash identifies certain loans which it originates as held for sale in the secondary market. These loans are accounted for at the lower of their historical cost or current market value. During the three months ended September 30, 1996, the market value of loans in this category increased, resulting in a writeup of these loans to their current market value. The $19,000 in unrealized market gains was taken into earnings as an increase in gain on sale of mortgage loans. This market value increase was partially offset by a decrease in cash gains on loan sales due to a reduction in secondary market activities in the 1996 period, as compared to the 1995 period, due to management's strategy of holding in the portfolio certain fixed-rate mortgage loans subject to certain interest rate risk limitations. The decrease in loan servicing fees of $1,000, or 3.4%, during the 1996 period was principally attributed to a decline period-to-period in the average outstanding balance of loans sold in the secondary market and other financial institutions. The growth in service fees, charges and other operating income reflected increased service fees on loans and savings deposits in the current 1996 period.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense increased by $389,000, or 81.9%, during the three months ended September 30, 1996, as compared to the same period in the prior year. The components of this increase in total general, administrative and other expense during the three months ended September 30, 1996 were comprised of an increase in employee compensation and benefits of $10,000, or 4.3%, an increase in federal deposit insurance premiums of $377,000, an increase in franchise tax expense of $4,000, or 21.1%, an increase in data processing expense of $2,000, or 8.7%, and an increase in other operating expense of $11,000, or 27.5%, all of which were partially offset by a decrease in occupancy and

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

General, Administrative and Other Expense (continued)
-----------------------------------------

equipment expense of $7,000, or 7.6%, and a decrease in advertising expense of $8,000, or 27.6%.

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase of $10,000, or 4.3%, during the three months ended September 30, 1996, as compared to the same period in the prior year, was primarily due to an increase in salary expense due to normal merit increases and to an increased staff level period-to-period, which was coupled with a decrease of $9,000, or 25.7%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $2.3 million, or 24.9%, decrease in total lending volume period-to-period. These increases in employee compensation and benefits were partially offset by a decrease in bonus expense related to the loan officer bonus program period-to-period.

         The increase of $377,000 in federal deposit insurance premiums was due to the one-time assessment of $366,000 to recapitalize the SAIF to federally-mandated levels and to an increased average deposit base period-to-period. The increase in data processing expense of $2,000, or 8.7%, also reflected an increased deposit base. The increase in state franchise taxes of $4,000, or 21.1%, was primarily attributed to an enhanced average equity capital position period-to-period. The decrease in occupancy and equipment expense of $7,000, or 7.6%, was mainly due to the reduction in office building repair and maintenance expenses. The increase in other operating expense of $11,000, or 27.5%, during the 1996 period was due in part to an increase in supervisory assessments, an increase in legal fees incurred in the normal course of business and an increase in consulting fees associated with analyzing and upgrading the Corporation's computer system. Despite the decline in advertising expense during the 1996 period of $8,000, advertising expense remained at a relatively high level due to the continuation of intensified marketing efforts by

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

General, Administrative and Other Expense (continued)
-----------------------------------------

management which were directed toward the loan origination function and attracting new deposits.

Federal Income Taxes
--------------------

         During the three months ended September 30, 1996, the Corporation recognized federal income tax credits of $54,000. During the three months ended September 30, 1995, the Corporation incurred $53,000 in provision for federal income taxes. The decrease of $107,000, or 201.9%, in federal income taxes in the 1996 period, as compared to the 1995 period, reflected the lower level of pre-tax earnings, a decrease of $315,000, or 211.4%. The level of federal income tax credits for the three months ended September 30, 1996 generally reflected the level of pre-tax loss for such period. The level of federal income tax expense for the three months ended September 30, 1995 generally reflected the level of pre-tax income for such period.

         Legislation repealing the percentage of income bad debt reserve provisions of the Internal Revenue Code previously applicable to qualifying thrift institutions was enacted into law on August 20, 1996. The legislation, which is part of The Small Business Job Protection Act of 1996 (the "Jobs Act"), requires all thrift institutions to pay tax or recapture their excess bad debt reserves accumulated since 1988. The legislation substantially equalizes the taxation of banks and thrift institutions, but it protects thrifts from taxes on "bad debt reserves" established prior to 1988. Under the law in effect prior to the enactment of the Jobs Act, a thrift institution annually could elect to deduct bad debts under either (i) the percentage of taxable income method applicable only to thrift institutions, or (ii) the experience method that was also available to small banks. For tax years prior to 1996, Blue Ash used the percentage of taxable income method because that method provided a higher bad debt deduction than the experience method. The Jobs Act eliminates the percentage of taxable income method for deducting bad debt reserves for all thrifts for tax years beginning after December 31, 1995 (July 1, 1996, as to Towne Financial). All thrifts are required to

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Federal Income Taxes (continued)
--------------------

recapture or pay tax on all or a portion of their bad debt reserves added since the base year (i.e., the last taxable year beginning before January 1, 1988). The amount of reserves to be recaptured will depend upon whether or not an institution is a "large institution" (i.e., assets exceed $500 million) under the bad debt rules for commercial banks. Large institutions will have to switch to the specific charge-off method. Institutions with assets of $500 million or less, such as Towne Financial, will be permitted to use the experience method to compute their bad debt deduction.

         An institution is required to recapture the excess of its bad debt reserves over the balance of the bad debt reserves outstanding at the end of the base year ratably over a six year period beginning with the first taxable year after December 31, 1995. Institutions can postpone the payment of these taxes for up to two years if they meet a residential loan requirement during tax years beginning before January 1, 1998. Generally, to meet the residential loan requirement, an institution's mortgage lending activity must equal or exceed its average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation.

         Since SFAS No. 109 requires thrift institutions to maintain a deferred tax liability for the excess of the bad debt reserves at year end over the bad debt reserves outstanding at the end of the base year, there will be no impact on Towne Financial's provision for federal income taxes resulting from the recapture of the excess reserves. As the tax on the recapture is paid, Towne Financial will reduce its deferred tax liability. For Towne Financial, this excess bad debt reserve amounts to approximately $486,000 as of September 30, 1996. The approximate amount of the deferred tax liability relating to the excess cumulative bad debt reserve is $165,000 as of September 30, 1996. This amount will have to be ratably paid out over a six year period beginning in 1996, 1997 or 1998.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Federal Income Taxes (continued)
--------------------

         The repeal of the thrift bad debt reserve provisions also means that the merger of a thrift into a commercial bank will not trigger the recapture of the base year reserve. As a result, it will no longer be necessary to recognize additional financial statement income tax expense related to the recapture of the base year reserve. Recapture of pre-1988 reserves resulting from certain distributions, such as dividends and stock repurchases, or because an institution ceases to qualify as a bank, are not exempt under the new legislation.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                     PART II

ITEM 1.           Legal Proceedings
                  -----------------

                  Not Applicable

ITEM 2.           Changes in Securities
                  ---------------------

                  Not Applicable

ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not Applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of Shareholders of Towne Financial Corporation was held on October 30, 1996. At the Annual Meeting, shareholders elected two directors to terms expiring in 1999. The Corporation solicited proxies for the Annual Meeting. There was no solicitation in opposition to management's nominees for election as directors and such nominees were elected. The directors nominated for re-election were re-elected by the following votes:

                                                      For            Withheld

                     William S. Siders              181,303            2,650

                     Herb L. Krombholz              181,303            2,650

                  The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's independent public accountants for the fiscal year ending June 30, 1997 by the following vote:

                                    For: 182,953          Against: 1,000

ITEM 5.           Other Materially Important Events
                  ---------------------------------

                  None

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 1996        By: /s/ William S. Siders
                                -------------------------
                                William S. Siders
                                Executive Vice President

Dated:  November 8, 1996        By: /s/ Joseph L. Michel
                                -------------------------
                                Joseph L. Michel
                                Chief Financial Officer, Vice
                                President and Treasurer