Form 10QSB
period 1996-12-31
TOWNE FINANCIAL CORP /OH
filed 1997-02-14
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996


Commission File No. 0-20144
                    -------

                      TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

     OHIO                                                        31-1334563
------------------                                       ----------------------
(State or other                                          (I.R.S. Employer
jurisdiction of                                           Identification
 of incorporation                                         Number)
 or organization)

4811 COOPER ROAD
BLUE ASH, OHIO                                                   45242
---------------------                                     --------------------
(Address of principal                                         (Zip Code)
executive office)


Registrant's telephone number, including area code:  (513) 791-1870


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                                       No
   --------                                                      -------

As of February 3, 1997, the latest practicable date, 208,500 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes         No X
                                                   ------     -------

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                         PAGE
                                                                         ------
PART I     -   FINANCIAL INFORMATION

               Consolidated Statements of Financial                         3
               Condition

               Consolidated Statements of Earnings                          5

               Consolidated Statements of Cash Flows                        7

               Notes to Consolidated Financial Statements                  10

               Management's Discussion and Analysis                        14
               of Financial Condition and Results of
               Operations


PART II    -   OTHER INFORMATION                                           40


SIGNATURES                                                                 41




                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                   DECEMBER 31,   JUNE 30,
       ASSETS                                          1996        1996
                                                   -----------    ------

Cash and due from banks                               $ 1,125     $ 1,645
Federal funds sold                                      1,200       1,900
Interest-bearing deposits in other financial
 institutions                                              80          66
                                                      -------     -------
       Cash and cash equivalents                        2,405       3,611

Certificates of deposit in other financial
 institutions                                              91          98
Investment securities held to maturity - at
 amortized cost, approximate market value of
 of $797 and $1,282 at December 31, 1996 and
 June 30, 1996                                            800       1,300
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $16,194 and $16,073 at December 31, 1996
 and June 30, 1996                                     15,882      15,680
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $11,604 and $11,673 at December 31, 1996 and
 June 30, 1996                                         11,804      11,948
Loans held for sale - at lower of cost or market        1,943       1,894
Loans receivable - net                                 58,274      53,177
Office premises and equipment - at depreciated cost     2,367       2,408
Federal Home Loan Bank stock - at cost                    717         692
Accrued interest receivable on loans                      489         543
Accrued interest receivable on mortgage-backed
 securities                                               171         175
Accrued interest receivable on investments and
 interest-bearing deposits                                 15          20
Goodwill and other intangible assets - net of
 accumulated amortization                                 386         405
Prepaid expenses and other assets                         174         244
Prepaid federal income taxes                               89          19
                                                      -------     -------
       TOTAL ASSETS                                   $95,607     $92,214
                                                      =======     =======




                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (CONTINUED)

                        (In thousands, except share data)


                                                  DECEMBER 31,   JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY             1996        1996
                                                 ------------   --------

Deposits                                            $ 75,516    $ 75,618
Advances from the Federal Home Loan Bank              11,575       8,424
Loan of Employee Stock Ownership Plan                     74          89
Advances by borrowers for taxes and insurance            479         229
Accounts payable on mortgage loans serviced for
 others                                                  338         340
Accrued interest payable                                  33          36
Other liabilities                                         71         139
Deferred federal income taxes                            250         182
                                                    --------    --------

      Total liabilities                               88,336      85,057

Commitments                                               --          --

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued
  and outstanding                                         --          --
 Common shares - 2,250,000 shares of $1.00
  par value authorized; 208,000 shares issued
  and outstanding at December 31, 1996 and
  June 30, 1996                                          208         208
 Additional paid-in capital                            1,675       1,675
 Retained earnings - substantially restricted          5,668       5,622
 Less required contributions for shares acquired
  by Employee Stock Ownership Plan (ESOP)                (74)        (89)
 Unrealized losses on securities designated as
  available for sale - net of related tax effects       (206)       (259)
                                                    --------    --------

      Total shareholders' equity                       7,271       7,157
                                                    --------    --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 95,607    $ 92,214
                                                    ========    ========



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the three and six months ended December 31,

                      (In thousands, except per share data)

                                              Six months ended      Three months ended
                                                 December 31,          December 31,
                                              ------------------   -------------------
                                                 1996       1995      1996       1995
                                                 ----       ----      ----       ----
Interest income
  Loans                                       $ 2,503    $ 2,167   $ 1,286    $ 1,106
  Mortgage-backed securities                      886        859       440        440
  Investment securities                            47         27        23         16
  Interest-bearing deposits and other              56         64        29         30
                                              -------    -------   -------    -------

      Total interest income                     3,492      3,117     1,778      1,592

Interest expense
  Deposits                                      1,868      1,632       934        848
  Borrowings                                      312        339       167        171
                                              -------    -------   -------    -------
      Total interest expense                    2,180      1,971     1,101      1,019
                                              -------    -------   -------    -------
      Net interest income                       1,312      1,146       677        573

 Provision for losses on loans                      9         --         4         --
                                              -------    -------   -------    -------
      Net interest income after provision
       for losses on loans                      1,303      1,146       673        573

Other income
  Loan servicing fees                              51         58        23         29
  Gain on sale of mortgage loans                   65         82        36         69
  Gain on mortgage-backed securities
   transactions                                    --         74        --         74
  Loss on sale of real estate acquired
   through foreclosure                             (1)        --        (1)        --
  Service fees, charges and other operating        17         19         6         10
                                              -------    -------   -------    -------
      Total other income                          132        233        64        182

General, administrative and other expense
  Employee compensation and benefits              493        479       253        249
  Occupancy and equipment                         168        175        83         83
  Data processing                                  49         46        24         23
  Federal deposit insurance premiums              442         66        33         34
  Franchise taxes                                  46         38        23         19
  Advertising                                      40         46        19         17
  Amortization of goodwill and other
   intangible assets                               19         19         9          9
  Other operating                                 102         85        51         45
                                              -------    -------   -------    -------
      Total general, administrative and
       other expense                            1,359        954       495        479
                                              -------    -------   -------    -------

      Earnings before income taxes
       (subtotal carried forward)                  76        425       242        276

                                      - 5 -



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

                 For the three and six months ended December 31,

                      (In thousands, except per share data)

                                                Six months ended  Three months ended
                                                   December 31,       December 31,
                                                ----------------  ------------------
                                                  1996      1995     1996       1995
                                                  ----      ----     ----       ----
Earnings before income taxes
  (subtotal brought forward)                     $  76      $425     $242       $276

Federal income taxes
  Current                                          (10)      131       75         91
  Deferred                                          40        19        9          6
                                                  ----      ----     ----       ----

       Total federal income taxes                   30       150       84         97
                                                  ----      ----     ----       ----

    NET EARNINGS                                  $ 46      $275     $158       $179
                                                  ====      ====     ====       ====

    EARNINGS PER SHARE                            $.22     $1.32     $.76       $.86
                                                  ====      ====     ====       ====



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,

                                 (In thousands)

                                                                1996       1995
                                                                ----       ----
Cash flows provided by (used in) operating
 activities:
  Net earnings for the period                                $    46    $   275
  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
     Amortization of premiums and accretion of
      discounts on mortgage-backed securities, net                11          9
     Gain on mortgage-backed securities
      transactions                                                --        (74)
     Provision for losses on loans                                 9         --
     Gain on sale of mortgage loans                              (65)       (82)
     Amortization of deferred loan origination fees              (21)       (18)
     Loans originated for sale in the secondary market          (864)    (5,747)
     Proceeds from sale of loans in the secondary
      market                                                   1,281      3,160
     Depreciation and amortization                                75         77
     Loss on sale of real estate acquired through
      foreclosure                                                  1         --
     Federal Home Loan Bank stock dividends                      (25)       (23)
     Amortization of goodwill and other intangible
      assets                                                      19         19
     Increases (decreases) in cash due to changes in:
       Accrued interest receivable on loans                       54        (34)
       Accrued interest receivable on mortgage-backed
        securities                                                 4        (12)
       Accrued interest receivable on investments
        and interest-bearing deposits                              5         (6)
       Prepaid expenses and other assets                          70        166
       Accrued interest payable                                   (3)        --
       Other liabilities                                         (68)       (19)
       Federal income taxes
        Current                                                  (70)        11
        Deferred                                                  40         19
                                                             -------    -------
           Net cash provided by (used in) operating
             activities                                          499     (2,279)



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,

                                 (In thousands)

                                                               1996        1995
                                                               ----        ----
Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
   held to maturity                                        $    210    $     --
  Proceeds from called investment securities held
   to maturity                                                  400          --
  Purchase of investment securities held to maturity           (110)       (400)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                              --       1,560
  Purchase of mortgage-backed securities designated as
   available for sale                                          (608)     (3,826)
  Purchase of mortgage-backed securities held to
   maturity                                                    (349)       (680)
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                          490         135
    Held to maturity                                            479         574
  Loan disbursements                                        (12,666)     (9,487)
  Loan principal repayments                                   7,179       5,184
  Purchase of office premises and equipment                     (34)        (31)
  Decrease in certificates of deposit in other
   financial institutions - net                                   7         100
                                                           --------    --------

      Net cash used in investing activities                  (5,002)     (6,871)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                40,939      36,361
  Withdrawals from deposit accounts                         (41,041)    (27,355)
  Proceeds from Federal Home Loan Bank advances               3,151       7,706
  Repayments of Federal Home Loan Bank advances                  --      (5,100)
  Repayments of obligations for securities sold
   under agreements to repurchase                                --      (3,504)
  Advances by borrowers for taxes and insurance                 250         274
  Accounts payable on mortgage loans serviced for
   others                                                        (2)         24
                                                           --------    --------

      Net cash provided by financing activities               3,297       8,406
                                                           --------    --------

Net decrease in cash and cash equivalents                    (1,206)       (744)

Cash and cash equivalents at beginning of period              3,611       3,513
                                                           --------    --------

Cash and cash equivalents at end of period                 $  2,405    $  2,769
                                                           ========    ========



                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,

                                 (In thousands)

                                                                 1996       1995
                                                                 ----       ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                      $    60     $  120
                                                              =======     ======

    Interest on deposits and borrowings                       $ 2,183     $1,971
                                                              =======     ======
Supplemental disclosure of noncash investing
  activities:
  Transfers from loans receivable to real estate
    acquired through foreclosure                              $   108     $   --
                                                              =======     ======
  Loans disbursed to finance the sale of
    real estate acquired through foreclosure                  $   107     $   --
                                                              =======     ======
  Transfers of mortgage-backed securities from
    held to maturity to available for sale
    classification                                            $    --     $2,371
                                                              =======     ======
  Unrealized gains on securities designated
    as available for sale - net of related
    tax effects                                               $    53     $   85
                                                              =======     ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the three and six month periods ended December 31, 1996 and 1995

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

1. Basis of Presentation
   ---------------------
         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

      For the three and six month periods ended December 31, 1996 and 1995

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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all institutions to adopt that method of accounting for an employee stock option or similar equity instrument. However, it also allows an institution to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Under the fair value based method, compensation cost is measured at the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

      For the three and six month periods ended December 31, 1996 and 1995

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------
grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan -- have no intrinsic value at grant date, and as such, under Opinion 25 no compensation cost is recognized. If a fair value based accounting method is adopted, the fair value of a stock option is to be estimated using an option-pricing model that considers the following:
(i) the exercise price; (ii) the expected life of the option; (iii) the current trading price of the stock; (iv) the expected price volatility of the stock; (v) expected dividends on the stock; and (vi) the risk-free interest rate. Once estimated based on the above factors, the fair value of an option is not changed for subsequent developments. Compensation cost is recognized for other types of stock-based compensation plans under Opinion 25, including plans with variable, usually performance-based, features. SFAS No. 123 requires that an employer's financial statements include certain fair value disclosures about stock-based employee compensation arrangements regardless of the method used to account for them and is effective for years beginning after December 15, 1995 (fiscal 1997, as to Towne Financial). Earlier application was permitted. Management has determined that Towne Financial will continue to account for stock-based compensation pursuant to Opinion 25, and, therefore, adoption of SFAS No. 123 on July 1, 1996 did not have a material effect on Towne Financial's consolidated financial position or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach,

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

      For the three and six month periods ended December 31, 1996 and 1995

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------
provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse. An institution that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value. SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 supersedes SFAS No. 121 and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that the adoption of SFAS No. 125 will have a material adverse effect on Towne Financial's consolidated financial position or results of operations.

4. Earnings per Share
   ------------------
         Earnings per share for the three and six month periods ended December 31, 1996 and 1995 have been computed based on 208,000 and 207,500 weighted-average shares outstanding during the respective periods. Fully-diluted earnings per share has not been presented as there was no material dilutive effect attendant to Towne Financial's Stock Option and Incentive Plan during the respective periods.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996
-----------------
         At December 31, 1996, Towne Financial's consolidated assets totaled $95.6 million, representing an increase of $3.4 million, or 3.7%, over the $92.2 million asset level at June 30, 1996. The increase in asset size experienced during the six months ended December 31, 1996 was the result of an increase in borrowings of $3.1 million, or 36.8%, and to a lesser extent, an increase realized in other liabilities of $245,000, or 26.5%, and an increase in shareholders' equity of $114,000, or 1.6%, all of which were partially offset by a decrease in deposits of $102,000, or 0.1%. Such increase in assets was primarily due to an increase in loans receivable and loans held for sale of $5.1 million, or 9.3%, which was partially offset by a decrease in cash and cash equivalents of $1.2 million, or 33.4%, and a decrease in investment securities held to maturity of $500,000, or 38.5%. The growth in total assets during the six months ended December 31, 1996 was consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations within its existing branch structure.

         Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit in other financial institutions and investment securities held to maturity totaled approximately $3.3 million at December 31, 1996, a decrease of approximately $1.7 million, or 34.2%, from June 30, 1996 levels of $5.0 million. As a result, regulatory liquidity approximated only 5.5% at December 31, 1996, as compared to 7.5% at June 30, 1996. This decrease in cash and cash equivalents and investment securities resulted from utilization of excess liquidity to help fund the growth in the loan portfolio, which reflected management's desire to obtain higher yields available from investments in loans. Such deployment of excess cash and liquid assets into loans was needed as growth in the loan portfolio outpaced growth in deposits and borrowings during the six months ended December 31, 1996.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity increased by approximately $58,000, or 0.2%, during the six months ended December 31, 1996. This increase was attributed to the purchase of floating-rate collateralized mortgage obligations totaling $957,000 and a net decrease in unrealized losses on securities designated as available for sale of $81,000, which were partially offset by

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996 (continued)
-----------------
principal repayments on securities of $969,000 and amortization of premiums and accretion of discounts on securities, net of $11,000. The increase in the mortgage-backed securities portfolio during the six months ended December 31, 1996 was due in some part to management's intention of strategically increasing the volume of interest earning assets relative to the equity base (leverage) in order to improve earnings. Proceeds from a Federal Home Loan Bank advance were utilized to fund the purchase of a floating-rate security in the 1996 period, as there was an attractive spread when compared to the cost of the borrowing. Another floating-rate security was acquired at a discount from principal repayment cash flows on existing securities in the portfolio in order to take advantage of an attractive yield in comparison to the thirty-year treasury index. The growth in the mortgage-backed securities portfolio resulting from the acquisition of the above-mentioned securities was partially offset by principal repayments on securities as management decided to utilize certain repayment cash flows to originate new loans.

         Loans receivable and loans held for sale increased in the aggregate by approximately $5.1 million, or 9.3%, during the six months ended December 31, 1996. This increase was largely attributed to loan disbursements, loan purchases and loans originated for sale in the secondary market of $13.6 million, which were partially offset by loan sales of $1.3 million, principal repayments on loans of $7.2 million and loans transferred to real estate acquired through foreclosure of $108,000. In terms of loan composition, the growth in the loan portfolio was primarily due to an increase of $3.4 million in one-to-four family residential real estate loans, including those designated as available for sale, an increase of $790,000 in home equity line-of-credit loans, an increase of $446,000 in nonresidential real estate loans, an increase of $358,000 in multi-family residential real estate loans and an increase of $275,000 in passbook loans to deposit customers. Blue Ash's growth in the loan portfolio was the result of management's strategy to primarily hold loans in the current interest rate environment and to redeploy funds from other asset categories into lending activities to the extent practicable. In addition, the increase of $5.1 million in loans receivable and loans held for sale during the six months ended December 31, 1996 was also attributed to a continued marketing effort by management primarily through newspaper advertising and continual development

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996 (continued)
-----------------
of new loan products and programs to better serve its lending area.

         At December 31, 1996, the Corporation's allowance for loan losses totaled $235,000, an increase of $4,000 over the $231,000 level represented at June 30, 1996. During the six months ended December 31, 1996, the Corporation increased its allowance for general loan losses by $9,000, which was partially offset by a charge-off of a $5,000 specific valuation allowance that was established during a prior period. The Corporation's internally classified assets totaled approximately $343,000 at December 31, 1996, as compared to $681,000 at June 30, 1996. Non-performing and nonaccrual loans totaled $248,000, or 0.41% of loans receivable and loans held for sale, at December 31, 1996, and $675,000, or 1.23% of loans receivable and loans held for sale, at June 30, 1996. In the opinion of management, such internally classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 55-60% loan-to-value ratio at December 31, 1996 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in Blue Ash's lending area. The provision for general loan losses of $9,000 recorded during the six months ended December 31, 1996 was attributed to the overall growth of 9.3% in the loan portfolio, which was partially mitigated by the lower levels of internally classified assets and non-performing and nonaccrual loans at December 31, 1996. Management believed that the loan loss allowance existing at December 31, 1996 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at December 31, 1996 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996 (continued)
-----------------
which could adversely affect the Corporation's results of operations. At December 31, 1996, the Corporation's allowance for loan losses consisted entirely of general valuation allowances, as defined by the regulations of the Office of Thrift Supervision ("OTS"), and represented 0.39% of the total amount of loans outstanding, including those loans designated as held for sale, and 69% of internally classified assets.

         Deposits totaled $75.5 million at December 31, 1996, a decrease of $102,000 or 0.1%, over the $75.6 million in deposits outstanding at June 30, 1996. The reduction in total deposits was primarily due to a decline in certificate of deposit accounts of $618,000, or 1.1%, which was partially offset by an increase in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $516,000, or 2.7%. Management made a more assertive effort during the six months ended December 31, 1996 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on the cross-selling of deposit products (i.e. checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. The decrease in certificates of deposit was primarily due to the increased level of competition for these type of funds from other banks and savings and loan institutions and to management's reluctance to aggressively seek at all times certificates of deposit from its local market area as its primary source of inflows due to less expensive alternative funding sources being available such as Federal Home Loan Bank advances and certain brokered deposits and out-of-state funds. In an effort to stabilize the decline in overall certificate of deposit accounts during the 1996 period, Blue Ash strategically began obtaining brokered deposits and out-of-state funds to supplement its deposit base. These deposits were typically obtained at interest rates at or below local market interest rates and had terms to maturity of 15 months or less. During the six months ended December 31, 1996, outstanding brokered deposits increased by $1.7 million, from $695,000 at June 30, 1996 to $2.4 million at December 31, 1996. Even though overall deposits declined slightly during the 1996 period, management's short-term and long-term goals are still to maintain growth principally through deposits. From time-to-time, however, in an attempt to closely control its overall cost of funds and based on the current interest rate environment, management may

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996 (continued)
-----------------
temporarily elect to use alternative funding sources such as brokered deposits. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted principally of Federal Home Loan Bank advances at December 31, 1996, increased by $3.1 million, or 36.8%, from $8.5 million at June 30, 1996 to $11.6 million at December 31, 1996. This increase in borrowings during the six months ended December 31, 1996 was due to proceeds received from advances from the Federal Home Loan Bank. As previously discussed, Blue Ash utilized a $600,000 one-year LIBOR-based advance, adjusting monthly, as part of a leveraging transaction in the purchase of a collateralized mortgage obligation. Also, Blue Ash accessed $800,000 from its line-of-credit facility at the Federal Home Loan Bank and obtained a $1.0 million one-year LIBOR-based advance, adjusting monthly, during times of low cash availability in order to help continue funding the growth in the loan portfolio. From time-to-time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. The remaining $750,000 in new advances was for a longer-term, fixed-rate advance with a maturity of five years and an interest rate of 6.20%. This fixed-rate advance was obtained at a below market interest rate in order to fund single-family mortgages to lower income borrowers under the Ohio Affordable Housing Fund Program which was sponsored by the Federal Home Loan Bank.

         Shareholders' equity increased by $114,000, or 1.6%, during the six months ended December 31, 1996, as a result of period earnings of $46,000, a decrease in unrealized losses on securities designated as available for sale of $53,000 and a reduction in required contributions of the Employee Stock Ownership Plan ("ESOP") of $15,000. At December 31, 1996, shareholders' equity as a percentage of total assets was 7.6%.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996 (continued)
-----------------
         Blue Ash is required to meet each of three minimum capital standards promulgated by the OTS, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets equal to 3.0% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets, as defined by OTS regulations.

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at December 31, 1996. Specifically, Blue Ash's tangible and core capital of $7.1 million, or 7.4%, exceeded the respective minimum requirements of $1.4 million and $2.9 million by approximately $5.7 million, or 5.9%, and $4.2 million, or 4.4%. Additionally, Blue Ash's risk-based capital of approximately $7.3 million, or 15.4% (including a general loan loss allowance of $235,000), exceeded the current 8.0% requirement of $3.8 million by approximately $3.5 million, or 7.4%.

         In August 1993, the OTS adopted an amendment to the regulatory risk-based capital requirement to include an interest rate risk component to the capital calculation. The amount of the interest rate risk component included in the risk-based capital requirement is based on an individual institution's interest rate risk position. Each savings institution must measure the effect of a 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. Interest rate risk is measured by the decline in "net portfolio value" that would result from a 200 basis point increase or decrease in market interest rates, whichever is lower. An institution whose measured interest rate exposure exceeds 2% must deduct an amount equal to one-half of the difference between its measured interest rate risk and 2% multiplied by the estimated economic value of its total assets from total capital in determining whether it meets its risk-based capital requirement. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. Reporting under the revised risk-based capital

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996 (continued)
-----------------
requirement was to become effective in fiscal 1995; however, the OTS delayed the adoption of the interest rate risk rule until further notice, pending the testing of the OTS appeals process. The delay also provided the OTS an opportunity to assess any further guidance from the other three Federal banking agencies regarding their planned implementation of an interest rate risk capital deduction. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At December 31, 1996, Blue Ash had total assets of $95.6 million and risk-based capital in excess of 15.4% which management believes would have qualified Blue Ash for this exemption had the new requirements been in effect at such date. Additionally, the OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings institutions, except for those institutions with the highest examination ratings and acceptable levels of risk. Management anticipates no material change in Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         The deposits of Blue Ash are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the Federal Deposit Insurance Corporation ("FDIC") substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions. The underfunded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, legislation containing provisions for (i) recapitalizing the SAIF,
(ii) providing for the eventual merger of the SAIF with the BIF and (iii) reallocating payment of the annual $780 million Financing Corporation ("FICO") bond obligation was enacted into law. These provisions, entitled the Deposit Insurance Funds Act of 1996 ("DIFA"), imposed a one-time special assessment on institutions

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
December 31, 1996 (continued)
-----------------
holding SAIF deposits at March 31, 1995. The special assessment was imposed to capitalize the SAIF up to the statutorily prescribed 1.25 percent designated reserve ratio and was determined at 65.7 basis points per $100 of insured deposits. Effective January 1, 1997, SAIF members were to have the same risk-based regular assessment schedule as BIF members -- 0 to 27 basis points. Thus, for most well-capitalized institutions like Blue Ash, there is currently no regular assessment incurred. However, the enacted legislation does include a formula for sharing payment in the FICO obligation between members of the BIF and the SAIF. From January 1, 1997 until December 31, 1999 under the formula, the FICO assessment rate for BIF-insured institutions will be 1/5th of the FICO assessment rate for SAIF-insured institutions. Thus, in addition to the regular deposit insurance assessment (if any), BIF-insured institutions will be assessed $.013 per $100 in deposits per year to cover the annual FICO payments while SAIF-insured institutions will be assessed $.064 per $100 in deposits per year to cover the annual FICO payments. Starting in the year 2000 until the FICO bonds are retired in 2019, banks and thrifts will pay the FICO assessment on a pro rata basis which is estimated to be about 2.4 basis points per $100 of insured deposits for all institutions. Finally, the legislation provides for the BIF and the recapitalized SAIF to be merged on January 1, 1999 into a new Deposit Insurance Fund ("DIF"), provided that no insured depository institution is a savings association on that date.

         The special assessment was payable to the FDIC on November 27, 1996 and because the legislation was signed into law on September 30, the special assessment was recorded on the Corporation's books as an expense on September 30, 1996. Blue Ash had $55.8 million in deposits at March 31, 1995. With the special assessment at 65.7 basis points per $100 of insured deposits, Blue Ash was required to pay $366,000 on a pre-tax basis. This assessment was tax deductible, and it reduced earnings and capital by $242,000 for the six months ended December 31, 1996. With the passage of this legislation, the annual SAIF assessments are expected to be reduced by approximately $82,000 after consideration of the tax effects. By the year 2000, the one-time special assessment is expected to be made up through the reduction of SAIF premiums. While the one-time special assessment had a significant impact on 1996 period earnings, the resulting lower annual premiums will benefit future earnings.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995
--------------------------
General
-------
         Net earnings totaled $46,000 for the six months ended December 31, 1996, a decrease of $229,000, or 70.9%, from the $275,000 in net earnings recorded for the six months ended December 31, 1995. The decrease in net earnings was primarily attributable to an increase in general, administrative and other expense of $405,000, or 42.5%, and a decrease in other income of $101,000, or 43.3%, which were partially offset by an increase in net interest income after provision for losses on loans of $157,000, or 13.7%. The $349,000, or 82.1%, decrease in earnings level before federal income taxes resulted in a decrease of $120,000, or 80.0%, in the provision for federal income taxes. As previously discussed, the earnings level of $46,000 for the six months ended December 31, 1996 was greatly affected by the $242,000 one-time after-tax charge to net earnings, or $1.16 per share, to help replenish the SAIF to the required statutory level. Excluding the detrimental effects on net earnings of the nonrecurring charge related to the recapitalization of the SAIF, which was partially offset by the reduction in SAIF premiums realized as a result of the enacted legislation, net earnings for the six months ended December 31, 1996 would have been $282,000, as compared to $275,000 for the six months ended December 31, 1995, an increase of $7,000, or 2.5%.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------
         The Corporation's net interest income increased by $166,000, or 14.5%, during the six months ended December 31, 1996, as compared to the same period in the prior year. The increase in net interest income during the six months ended December 31, 1996 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances on all the Corporation's interest-earning assets, which were partially offset by declines in the weighted average rates earned on all such interest-earning asset categories. Total interest income on the Corporation's interest-earning assets increased by $375,000, or 12.0%, during the six months ended December 31, 1996, due to overall increases of $10.5 million, or 13.4%, in the average outstanding balances on such assets, which were partially offset by overall decreases of 9 basis points (100 basis points equal 1%), or

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
1.1%, in the weighted average yields earned on such assets. The increase in total interest income during the six months ended December 31, 1996 was partially offset by an increase in total interest expense, primarily due to an increase in the average outstanding balance on deposits, which was partially offset by a decrease in the average outstanding balance on borrowings and a decline in the weighted average rate paid on deposits. Total interest expense on the Corporation's interest-bearing liabilities for the six months ended December 31, 1996, as compared to the same period in the prior year, increased by $209,000, or 10.6%, due to overall increases of $10.3 million, or 13.6%, in the average outstanding balances on such liabilities, which were partially offset by overall decreases of 14 basis points, or 2.7%, in the weighted average yields paid on the Corporation's interest-bearing liabilities. The downward movement in the average yields earned on the Corporation's interest-earning assets compared to the average yields paid on the Corporation's interest-bearing liabilities reflected liabilities repricing downward more rapidly than assets. Such trend was reflected in the net interest spread, which had increased from 2.70% during the six months ended December 31, 1995 to 2.75% during the six months ended December 31, 1996. The major factor contributing to this increase in the interest rate spread from period-to-period was believed to be management's concerted effort in growing the loan portfolio by holding in the portfolio the majority of loans originated in the current interest rate environment.

         Interest income on loans increased by $336,000, or 15.5%, during the six months ended December 31, 1996, as compared to the same period in the prior year. The increase in interest income on loans during the six months ended December 31, 1996 was due to an increase of $8.3 million, or 16.6%, in the average balance of loans outstanding, which was partially offset by a decline of 8 basis points, or 0.9%, in the weighted average rate earned on loans. The increase in the average outstanding balance on loans period-to-period reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio was also attributed to management's decision to portfolio fixed-rate loans in the current interest rate environment subject to certain

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
interest rate risk limitations. The decline in loan yield generally reflected a higher interest rate environment in periods leading into the 1995 six month period as compared to a lower interest rate environment leading into the 1996 six month period. This was offset by management's decision to hold in the loan portfolio fixed-rate mortgage loans in the current interest rate environment, which has the effect of increasing the overall yield within the loan portfolio.

         Interest income on mortgage-backed securities designated as either available for sale or held to maturity increased by $27,000, or 3.1%, during the six months ended December 31, 1996, as compared to the same period in the prior year. The increase during the six months ended December 31, 1996 was due to a $1.6 million, or 6.1%, increase in the average balance of mortgage-backed securities outstanding, which was partially offset by an 18 basis point, or 2.7%, decline in the weighted average rate earned thereon. The increase in the average balance of mortgage-backed securities outstanding during the six months ended December 31, 1996 reflected the purchase of primarily floating-rate collateralized mortgage obligations designated as available for sale and the purchase of collateralized mortgage obligations designated as held to maturity for liquidity and diversification purposes in the 1996 six month period and periods leading up to the 1996 six month period, which were partially offset by principal repayments on securities with respect to the underlying loans and sales of securities in the 1995 six month period. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to sustain continued growth in asset levels by primarily using deposits to fund purchases of such assets. From time-to-time when circumstances dictate and opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which supplemented the growth in the loan portfolio, helped improve the Corporation's overall net interest spread and net earnings level. The decrease in the weighted average yield earned on the Corporation's mortgage-backed securities period-to-period was the result of downward interest

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
rate changes on adjustable-rate securities due to an overall net downward movement in market interest rates.

         Interest and dividend income on investment securities held to maturity and other interest-earning assets increased by $12,000, or 13.2%, during the six months ended December 31, 1996, as compared to the same period in the prior year. The increase during the six months ended December 31, 1996 was due primarily to an increase of $544,000, or 77.7%, in the average balance outstanding on investment securities and to an increase of $83,000, or 4.3%, in the average balance outstanding on other interest-earning assets (primarily interest-bearing deposits in other financial institutions), which were partially offset by decreases of 15 basis points, or 1.9%, and 109 basis points, or 16.2%, in the weighted average rates earned on investment securities and other interest-earning assets, respectively. The increase in the average outstanding balance on investment securities during the six months ended December 31, 1996 was largely attributable to the purchase of callable U.S. Government agency obligations in the 1995 six month period and periods leading up to the 1996 six month period. Such obligations were generally offered at attractive, above-market rates in order to compensate the buyer for the call feature. These obligations were principally viewed by management as "yield enhancers" during a flat yield curve environment that predominately existed at the time of these purchases. The decline in the weighted average rate earned on investment securities was due to the maturity of a higher-yielding corporate debt security in a prior period, which was partially offset by the investing in several callable U.S. Government agency issues, taking advantage of the attractive rate features. The increase in the average outstanding balance on other interest-earning assets was attributed in part to increased liquidity needs resulting from significant asset growth period-to-period. The decline in yield on the Corporation's other interest-earning assets period-to-period was due in large part to two interest rate reductions by the Federal Reserve in the 1995 six month period and the period leading up to the 1996 six month period.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $236,000,

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
or 14.5%, during the six months ended December 31, 1996, as compared to the same period in the prior year. The increase in interest expense on deposits during the six months ended December 31, 1996 was due to an increase of $11.2 million, or 17.3%, in the average balance of deposits outstanding, which was partially offset by a decrease of 12 basis points, or 2.4%, in the weighted average rate paid on deposits. The increase in the average balance on deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $11.6 million, or 26.1%, which was partially offset by a decline of $464,000, or 2.3%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher yielding term certificates of deposit and from an influx of new deposits due to increased marketing efforts by management and competitive pricing strategies. In addition, during the 1996 six month period, management began utilizing more frequently brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, rates paid on brokered deposits were actually lower than rates paid on local deposits. The increase in the average outstanding balance on deposits was necessary to predominately fund the growth in the loan portfolio. The decrease in the weighted average rate paid on deposit accounts period-to-period reflected lower market rates of interest during the six months ended December 31, 1996, as compared to the six months ended December 31, 1995.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, adjustable-rate LIBOR-based advances and line-of-credit advances and, to a lesser extent, an adjustable-rate loan of the ESOP, decreased by $27,000, or 8.0%, during the six months ended December 31, 1996, as compared to the same period in the prior year. The decrease in interest expense on borrowings during the six months ended December 31, 1996 was attributed solely to a decrease of $888,000, or 7.9%, in the average outstanding balance on borrowings. There was no change in the 1996 six month period, as compared to the 1995 six month

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
period, in the weighted average rate paid on borrowings, which was 6.06%. The decrease in the average outstanding balance on borrowings period-to-period was the result of principal repayments on Federal Home Loan Bank advances and other short-term borrowings during the 1995 six month period and periods leading up to the 1996 six month period. These repayments in prior periods were funded with excess liquidity and deposit inflows, as it was management's intent of principally growing the Corporation through an increased deposit base. Such decrease in the average outstanding balance on borrowings was partially offset by increased borrowing activity in the 1996 six month period, as management utilized new borrowings from the Federal Home Loan Bank to assist in funding the Corporation's lending and investment activities.

         The Corporation's provision for losses on loans increased by $9,000 during the six months ended December 31, 1996, as compared to the same period in the prior year. The provision for losses on loans was comprised solely of discretionary additions to the general loan loss allowance. The 1996 six month period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in minimal loan losses (charge offs) over the past five years. The Corporation's provision for losses on loans during the six months ended December 31, 1996 was principally attributable to loan portfolio growth of 9.3%, which was partially offset by the decrease in internally classified assets and non-performing and nonaccrual loans.
Management is of the opinion that the allowance for loan losses is adequate to cover any unforeseen losses in the loan portfolio.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
         As a result of the foregoing, net interest income after provision for losses on loans increased during the six months ended December 31, 1996 by $157,000, or 13.7%, as compared to the same period in the prior year.

Other Income
------------
         Total other income decreased by $101,000, or 43.3%, from $233,000 during the six months ended December 31, 1995 to $132,000 during the six months ended December 31, 1996. The principal causes for this decline in other income were a decrease in gain on mortgage-backed securities transactions of $74,000, a decrease in gain on sale of mortgage loans of $17,000, or 20.7%, a decrease in loan servicing fees of $7,000, or 12.1%, an increase in loss on sale of real estate acquired through foreclosure of $1,000 and a decrease in service fees, charges and other operating income of $2,000, or 10.5%.

         The decrease in gain on mortgage-backed securities transactions was due to the lack of sales activity in the 1996 six month period, as compared to $1.5 million in securities sold at gains of $74,000 in the 1995 six month period. Such sales activity in the prior period was undertaken by management in order to realize profits, arising from a favorable interest rate environment, that had accumulated on certain adjustable-rate collateralized mortgage obligations which were tied to a particular lagging market index. The decrease in gain on sale of mortgage loans was the result of a reduction in secondary market activities during the 1996 six month period, as compared to the 1995 six month period, due to management's strategy of holding in the portfolio certain fixed-rate mortgage loans subject to certain interest rate risk limitations. The Corporation recognized cash gains on sale of mortgage loans in the secondary market of $26,000 and $82,000 during the six months ended December 31, 1996 and 1995, respectively. As a result, proceeds from the sale of loans in the secondary market declined from $3.2 million to $1.3 million period-to-period. This decline in loan sale activity was partially offset by a decrease of $39,000 in unrealized losses on loans identified as held for sale. Management identifies certain loans which it

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Other Income (continued)
------------
originates as held for sale in the secondary market. These loans are accounted for at the lower of their historical cost or current market value. During the six months ended December 31, 1996, the market value of loans in this category increased, resulting in a writeup of these loans to their current market value. The $39,000 in unrealized market gains was taken into earnings as an increase in gain on sale of mortgage loans. The decrease in loan servicing fees of $7,000, or 12.1%, during the 1996 six month period was principally attributed to a decline period-to-period in the average outstanding balance on loans sold in the secondary market and to other financial institutions, coupled with an increase in expense for amortization and impairment of originated mortgage servicing rights under SFAS No. 122. The decline in service fees, charges and other operating income of $2,000, or 10.5%, reflected the additional costs incurred for the origination of no cost mortgages and line-of-credit loans which were more prevalent in the 1996 six month period, which was partially offset by increased fees generated from NOW accounts. In addition, the Corporation recognized a $1,000 loss during the six months ended December 31, 1996 on the sale of real estate acquired through foreclosure (single-family residence).

General, Administrative and Other Expense
-----------------------------------------
         Total general, administrative and other expense increased by $405,000, or 42.5%, during the six months ended December 31, 1996, as compared to the same period in the prior year. The components of this increase in total general, administrative and other expense during the six months ended December 31, 1996 were comprised of an increase in employee compensation and benefits of $14,000, or 2.9%, an increase in federal deposit insurance premiums of $376,000, an increase in state franchise tax expense of $8,000, or 21.1%, an increase in data processing expense of $3,000, or 6.5%, and an increase in other operating expense of $17,000, or 20.0%, all of which were partially offset by a decrease in occupancy and equipment expense of $7,000, or 4.0%, and a decrease in advertising expense of $6,000, or 13.0%.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
General, Administrative and Other Expense (continued)
-----------------------------------------
         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $14,000, or 2.9%, during the six months ended December 31, 1996, as compared to the same period in the prior year, was primarily due to an increase in salary expense related to normal merit increases and an increase in director fees resulting from the appointment of a retired director to an emeritus status, which were coupled with a decrease of $13,000, or 21.7%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $1.6 million, or 10.5%, decrease in total lending volume period-to-period. These increases in employee compensation and benefits were partially offset by a decrease in contributions to the ESOP plan and a decrease in bonus expense related to the loan officer bonus program due to lower loan production levels period-to-period.

         The increase of $376,000 in federal deposit insurance premiums was due to the one-time special assessment of $366,000 to recapitalize the SAIF to federally-mandated levels and to an increased average deposit base period-to-period, which were partially offset by a $10,000 reduction in SAIF premium assessments after enactment of the SAIF legislation as previously discussed. The increase in data processing expense of $3,000, or 6.5%, also reflected an increased deposit base as well as growth in operations. The increase in state franchise tax expense of $8,000, or 21.1%, was primarily attributed to an enhanced average equity capital position period-to-period. The decrease in occupancy and equipment expense of $7,000, or 4.0%, was largely due to the reduction in office building repair and maintenance expenses, which were partially offset by higher light, heat and utilities costs. The increase in other operating expense of $17,000, or 20.0%, during the 1996 six month period was due in part to an increase in supervisory assessments resulting from a greater asset base, an increase in legal fees incurred in the normal course of business, an increase in consulting fees associated with analyzing and upgrading the Corporation's computer system, an increase in insurance costs and an increase in real estate owned expenses. Despite the decline in advertising expense during the 1996 six month period of $6,000, or 13.0%, advertising remained at a relatively high level due to the continuation of intensified

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
General, Administrative and Other Expense (continued)
-----------------------------------------
marketing efforts by management which were directed toward the loan origination function and attracting new deposits.

Federal Income Taxes
--------------------
         The provision for federal income taxes totaled $30,000 for the six months ended December 31, 1996, as compared to $150,000 for the six months ended December 31, 1995, a decrease of $120,000, or 80.0%. The decrease in the provision for federal income taxes reflected the lower level of pre-tax earnings for the six months ended December 31, 1996, a decrease of $349,000, or 82.1%. As previously discussed, the one-time charge to replenish the SAIF had a detrimental impact on net earnings for the 1996 six month period. As a result, the level of federal income tax expense for each of the six month periods ended December 31, 1996 and 1995 generally reflected the level of pre-tax earnings for such periods.

         Legislation repealing the percentage of income bad debt reserve provisions of the Internal Revenue Code previously applicable to qualifying thrift institutions was enacted into law on August 20, 1996. The legislation, which is part of The Small Business Job Protection Act of 1996 (the "Jobs Act"), requires all thrift institutions to pay tax or recapture their excess bad debt reserves accumulated since 1988. The legislation substantially equalizes the taxation of banks and thrift institutions, but it protects thrifts from taxes on "bad debt reserves" established prior to 1988. Under the law in effect prior to the enactment of the Jobs Act, a thrift institution annually could elect to deduct bad debts under either (i) the percentage of taxable income method applicable only to thrift institutions, or (ii) the experience method that was also available to small banks. For tax years prior to 1996, Blue Ash used the percentage of taxable income method because that method provided a higher bad debt deduction than the experience method. The Jobs Act eliminates the percentage of taxable income method for deducting bad debt reserves for all thrifts for tax years beginning after December 31, 1995 (July 1, 1996, as to Towne Financial). All thrifts are required to recapture or pay tax on all or a portion of their bad debt reserves added since the base year (i.e., the last taxable year beginning before January 1, 1988). The amount of reserves to be recaptured

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Federal Income Taxes (continued)
--------------------
will depend upon whether or not an institution is a "large institution" (i.e., assets exceed $500 million) under the bad debt rules for commercial banks. Large institutions will have to switch to the specific charge-off method. Institutions with assets of $500 million or less, such as Towne Financial, will be permitted to use the experience method to compute their bad debt deduction.

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

         Since SFAS No. 109 requires thrift institutions to maintain a deferred tax liability for the excess of the bad debt reserves at year end over the bad debt reserves outstanding at the end of the base year, there will be no impact on Towne Financial's provision for federal income taxes resulting from the recapture of the excess reserves. As the tax on the recapture is paid, Towne Financial will reduce its deferred tax liability. For Towne Financial, this excess bad debt reserve amounts to approximately $486,000 as of December 31, 1996. The approximate amount of the deferred tax liability relating to the excess cumulative bad debt reserve is $165,000 as of December 31, 1996. This amount will have to be ratably paid out over a six year period beginning in 1996, 1997 or 1998.

         The repeal of the thrift bad debt reserve provisions also means that the merger of a thrift into a commercial bank will not trigger the recapture of the base year reserve. As a result, it will no longer be necessary to recognize additional financial statement income tax expense related to the recapture of the base year reserve. Recapture of pre-1988 reserves resulting from

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Federal Income Taxes (continued)
--------------------
certain distributions, such as dividends and stock repurchases, or because an institution ceases to qualify as a bank, are not exempt under the new legislation.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1996 and 1995
--------------------------
General
-------
         Net earnings totaled $158,000 for the three months ended December 31, 1996, as compared to $179,000 for the same period in 1995, a decrease of $21,000, or 11.7%. The decline in earnings level was principally attributed to a decrease in other income of $118,000, or 64.8%, and an increase in general, administrative and other expense of $16,000, or 3.3%, which were partially offset by an increase in net interest income after provision for losses on loans of $100,000, or 17.5%. The $34,000, or 12.3%, decrease in earnings before federal income taxes resulted in a decrease of $13,000, or 13.4%, in the provision for federal income taxes.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------
         The Corporation's net interest income increased by $104,000, or 18.2%, during the three months ended December 31, 1996, as compared to the same period in the prior year. The increase in net interest income during the three months ended December 31, 1996 was the result of an increase of $186,000, or 11.7%, in total interest income, due to increases in the average outstanding balances on all the Corporation's interest-earning assets and to increases in the weighted average rates earned on loans and investment securities, which were partially offset by declines in the weighted average rates earned on mortgage-backed securities and other interest-earning assets. The increase in total interest income during the three months ended December 31, 1996 was partially offset by an increase in total interest expense of $82,000, or 8.0%, primarily due to increases in the average outstanding balances on deposits and borrowings, which were partially offset by declines in the weighted average rates paid on such interest-bearing liabilities. As a result, the Corporation's net interest rate spread increased from 2.62% for the three months ended December 31, 1995 to 2.79% for the three months ended December 31, 1996, an increase of 17 basis points, or 6.5%, which was solely attributed to the decline in the overall weighted average rates paid on all interest-bearing liabilities. In addition, the Corporation's net yield on interest-earning assets increased from 2.83% for the three months ended December 31, 1995 to 2.99% for the three months ended December 31, 1996.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
         Interest income on loans increased by $180,000, or 16.3%, during the three months ended December 31, 1996, as compared to the same three month period in the prior year. The increase in interest income on loans during the 1996 quarter was due to an increase of $7.9 million, or 15.3%, in the average balance of loans outstanding, which was coupled with an increase of 7 basis points, or 0.8%, in the weighted average rate earned on the loan portfolio. Additionally, interest income on mortgage-backed securities did not change when comparing the 1996 quarter to the 1995 quarter. The increase in the average outstanding balance on mortgage-backed securities of $931,000, or 3.5%, during the 1996 quarter was fully offset by the decline in the weighted average rate earned on such assets of 22 basis points, or 3.3%. The increases in the average outstanding balances on loans and mortgage-backed securities were attributable in part to a strategy deployed by management to grow the Corporation by using deposits and, in certain circumstances, borrowings to fund the growth in these portfolios. The increase in the average yield earned on loans was principally the result of management's change in strategy of holding fixed-rate mortgage loans in the portfolio subject to certain interest rate risk limitations. The decline in the average yield earned on mortgage-backed securities generally reflected the fall in market interest rates quarter-to-quarter.

         Interest and dividend income on investments and other interest-earning assets increased by $6,000, or 13.0%, during the three months ended December 31, 1996, as compared to the same period in the prior year. The increase during the three months ended December 31, 1996 was due primarily to an increase of $325,000, or 38.2%, in the average outstanding balance on investment securities, an increase of $223,000, or 13.2%, in the average outstanding balance on other interest-earning assets (primarily interest-bearing deposits) and an increase of 30 basis points, or 4.0%, in the weighted average rate earned on investment securities, which were partially offset by a decline of 103 basis points, or 14.5%, in the weighted average rate earned on other interest-earning assets. The increase in the weighted average yield and average outstanding balance on investment securities was attributed to the purchase of callable U.S. Government agency obligations at attractive, above market rates. The increase in the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
average outstanding balance on other interest-earning assets was mainly the result of increased liquidity needs, while the decline in average yield was attributable to a decline in short-term market rates quarter-to-quarter.

         Interest expense on deposits increased by $86,000, or 10.1%, during the three months ended December 31, 1996, as compared to the same period in the prior year. The increase was primarily attributable to a $9.0 million, or 13.5%, increase in the average balance of deposits outstanding quarter-to-quarter, which was partially offset by a decrease of 15 basis points, or 3.0%, in the weighted average rate paid on deposits, reflecting the general decline in market interest rates. As previously indicated, the overall increase in the average outstanding balance on deposits, particularly term certificates of deposit, was largely due to intensified marketing efforts and competitive pricing strategies in this area in order to assist in funding the Corporation's lending and investment activities.

         Interest expense on borrowings decreased by $4,000, or 2.3%, during the current 1996 quarter, as compared to the same quarter in 1995. The decrease in interest expense on borrowings during the 1996 quarter was primarily the result of a decline in the weighted average rate paid on borrowings of 16 basis points, or 2.6%, which was partially offset by an increase in the average outstanding balance on borrowings of $30,000, or 0.3%. The increase in the average volume of borrowings was attributed to the utilization of Federal Home Loan Bank advances, as an alternative funding source to deposits, to fund loan originations and, to a lesser extent, purchases of mortgage-backed securities. The decline in the weighted average rate paid on borrowings was reflected in the lower overall cost of obtaining such new borrowings.

         The provision for losses on loans increased by $4,000 during the three months ended December 31, 1996, as compared to the same period in the prior year. As previously discussed, provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Blue Ash, industry standards, the status of past due principal and

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------
interest payments, general economic conditions, particularly as they relate to Blue Ash's lending area, and other factors related to the collectibility of the loan portfolio. The provision for losses on loans during the three months ended December 31, 1996 was predicated upon the overall loan portfolio growth and management's review of non-performing loans and anticipated losses for the period.

         As a result of the foregoing, net interest income after provision for losses on loans increased during the three months ended December 31, 1996 by $100,000, or 17.5%, as compared to the same period in the prior year.

Other Income
------------
         Total other income decreased by $118,000, or 64.8%, during the three months ended December 31, 1996, as compared to the same period in the prior year. This decrease in other income was primarily due to a decrease in gain on sale of mortgage-backed securities transactions of $74,000, a decrease in gain on sale of mortgage loans of $33,000, or 47.8%, and, to a lesser extent, a decrease in loan servicing fees of $6,000, or 20.7%, a decrease in service fees, charges and other operating income of $4,000, or 40.0%, and an increase in loss on sale of real estate acquired through foreclosure of $1,000.

         The decrease in gain on sale of mortgage-backed securities transactions during the 1996 quarter was due to the lack of sales activity within the securities portfolio. During the 1995 quarter, the Corporation sold approximately $1.5 million in available-for-sale securities at gains of $74,000, as management elected to realize profits on certain securities in a favorable interest rate environment. The decrease in gain on sale of mortgage loans of $33,000, or 47.8%, was the result of reduced secondary market activities by management as it decided to originate fixed-rate mortgage loans for the portfolio given the current interest rate environment, which was partially offset by a decrease in unrealized losses on loans identified as held for sale. The decrease in loan servicing fees of $6,000, or 20.7%, was principally attributed to a decline quarter-to-quarter in the average outstanding balance on

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
Other Income (continued)
------------
loans sold, which was coupled with an increase in amortization and impairment expense on originated mortgage servicing rights under SFAS No. 122. The decrease in service fees, charges and other operating income of $4,000, or 40.0%, was primarily due to the increased costs incurred by the Corporation for the origination of no cost line-of-credit loans and to the reduction of miscellaneous fee income quarter-to-quarter. As previously discussed, the Corporation incurred a $1,000 loss on the sale of real estate acquired through foreclosure during the 1996 quarter.

General, Administrative and Other Expense
-----------------------------------------
         Total general, administrative and other expense increased by $16,000, or 3.3%, during the three months ended December 31, 1996, as compared to the same period in the prior year, due primarily to an increase in employee compensation and benefits of $4,000, or 1.6%, an increase in state franchise tax expense of $4,000, or 21.1%, an increase in advertising expense of $2,000, or 11.8%, an increase in data processing expense of $1,000, or 4.3%, and an increase in other operating expense of $6,000, or 13.3%, all of which were partially offset by a decrease in federal deposit insurance premiums of $1,000, or 2.9%.

         The increase in employee compensation and benefits of $4,000, or 1.6%, quarter-to-quarter, was principally due to normal merit increases on employee and officer salaries and to a decrease in deferred loan origination costs in accordance with SFAS No. 91. The increase in data processing expense was the function of an increased average deposit base quarter-to-quarter, while the increase in state franchise taxes reflected an enhanced average equity capital position. The increase in advertising expense was the result of management's continued efforts to actively market its loan and savings products. The decline in federal deposit insurance premiums quarter-to-quarter was primarily due to reduced deposit insurance costs stemming from the passage of the SAIF legislation, which was partially offset by a higher deposit base in the 1996 quarter, as compared to the 1995 quarter. Additionally, the increase in other operating expense during the 1996 quarter, as compared to the 1995 quarter, was attributed to an increase in supervisory assessments, an increase in real estate owned expenses

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1996 and 1995 (continued)
--------------------------
General, Administrative and Other Expense (continued)
-----------------------------------------
and an increase in consulting services pertaining to the upgrading of the Corporation's computer system.

Federal Income Taxes
--------------------
         The provision for federal income taxes totaled $84,000 for the three months ended December 31, 1996, as compared to $97,000 for the three months ended December 31, 1995, a decrease of $13,000, or 13.4%. The decrease in provision for federal income taxes reflected the lower level of pre-tax earnings for the three months ended December 31, 1996, a decrease of $34,000, or 12.3%. The level of federal income tax expense for each of the three month periods ended December 31, 1996 and 1995 generally reflected the level of pre-tax earnings for such periods.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                     PART II

ITEM 1.           Legal Proceedings
                  -----------------
                  Not Applicable

ITEM 2.           Changes in Securities
                  ---------------------
                  Not Applicable

ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not Applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not Applicable.

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



Dated: February 11, 1997                By: /s/ William S. Siders
                                           -----------------------------------
                                           William S. Siders
                                           Executive Vice President




Dated: February 11, 1997                By: /s/ Joseph L. Michel
                                           ------------------------------------
                                           Joseph L. Michel
                                           Chief Financial Officer, Vice
                                           President and Treasurer