Form 10QSB
period 1997-03-31
TOWNE FINANCIAL CORP /OH
filed 1997-05-15
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


Commission File No. 0-20144


                      TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Registrant as specified in its charter)

     OHIO                                                           31-1334563
------------------                                              ----------------
  (State or other                                               (I.R.S. Employer
  jurisdiction of                                                 Identification
   incorporation                                                     Number)
 or organization)

4811 COOPER ROAD
BLUE ASH, OHIO                                                          45242
------------------                                                    ----------
(Address of principal                                                 (Zip Code)
executive office)


Registrant's telephone number, including area code:  (513) 791-1870


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                     No
    ------                                      -------

As of May 5, 1997, the latest practicable date, 208,500 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes      No   X
                                                    ----    -----

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
PART I     -    FINANCIAL INFORMATION

                Consolidated Statements of Financial                          3
                Condition

                Consolidated Statements of Earnings                           5

                Consolidated Statements of Cash Flows                         7

                Notes to Consolidated Financial Statements                    10

                Management's Discussion and Analysis                          16
                of Financial Condition and Results of
                Operations


PART II    -    OTHER INFORMATION                                             47


SIGNATURES                                                                    48

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                            MARCH 31,    JUNE 30,
       ASSETS                                                 1997         1996
                                                            --------     -------

Cash and due from banks                                      $ 1,532     $ 1,645
Federal funds sold                                               500       1,900
Interest-bearing deposits in other financial
 institutions                                                     75          66
                                                             -------     -------
       Cash and cash equivalents                               2,107       3,611

Certificates of deposit in other financial
 institutions                                                    274          98
Investment securities held to maturity - at
 amortized cost, approximate market value
 of $1,376 and $1,282 at March 31, 1997 and
 June 30, 1996                                                 1,398       1,300
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $16,053 and $16,073 at March 31, 1997
 and June 30, 1996                                            15,730      15,680
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $11,417 and $11,673 at March 31, 1997 and
 June 30, 1996                                                11,646      11,948
Loans held for sale - at lower of cost or market                  --       1,894
Loans receivable - net                                        62,664      53,177
Office premises and equipment - at depreciated cost            2,357       2,408
Federal Home Loan Bank stock - at cost                           729         692
Accrued interest receivable on loans                             544         543
Accrued interest receivable on mortgage-backed
 securities                                                      171         175
Accrued interest receivable on investments and
 interest-bearing deposits                                        26          20
Goodwill and other intangible assets - net of
 accumulated amortization                                        376         405
Prepaid expenses and other assets                                267         244
Prepaid federal income taxes                                      --          19
                                                             -------     -------

       TOTAL ASSETS                                          $98,289     $92,214
                                                             =======     =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                        (In thousands, except share data)


                                                         MARCH 31,      JUNE 30,
      LIABILITIES AND SHAREHOLDERS' EQUITY                 1997           1996
                                                         ---------      --------

Deposits                                                   $77,678      $75,618
Advances from the Federal Home Loan Bank                    12,000        8,424
Loan of Employee Stock Ownership Plan                           74           89
Advances by borrowers for taxes and insurance                  310          229
Accounts payable on mortgage loans serviced for
 others                                                        409          340
Accrued interest payable                                        39           36
Other liabilities                                              108          139
Accrued federal income taxes                                     4           --
Deferred federal income taxes                                  239          182
                                                           -------      -------

      Total liabilities                                     90,861       85,057

Commitments                                                     --           --

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued                        --           --
 Common shares - 2,250,000 shares of $1.00
  par value authorized; 208,500 and 208,000 shares
  issued and outstanding at March 31, 1997 and
  June 30, 1996, respectively                                  209          208
 Additional paid-in capital                                  1,680        1,675
 Retained earnings - substantially restricted                5,826        5,622
 Less required contributions for shares acquired
  by Employee Stock Ownership Plan (ESOP)                      (74)         (89)
 Unrealized losses on securities designated as
  available for sale - net of related tax effects             (213)        (259)
                                                           -------      -------

      Total shareholders' equity                             7,428        7,157
                                                           -------      -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $98,289      $92,214
                                                           =======      =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  For the three and nine months ended March 31,

                      (In thousands, except per share data)

                                                                            Nine months ended                  Three months ended
                                                                                March 31,                           March 31,
                                                                          -----------------------            ----------------------
                                                                          1997               1996             1997             1996
                                                                          ----               ----            -----            -----
Interest income
  Loans                                                                  $3,827            $3,267           $1,324           $1,100
  Mortgage-backed securities                                              1,321             1,318              435              459
  Investment securities                                                      66                40               19               13
  Interest-bearing deposits and other                                        83               115               27               51
                                                                         ------            ------           ------           ------
      Total interest income                                               5,297             4,740            1,805            1,623

Interest expense
  Deposits                                                                2,806             2,524              938              892
  Borrowings                                                                486               478              174              139
                                                                         ------            ------           ------           ------

      Total interest expense                                              3,292             3,002            1,112            1,031
                                                                         ------            ------           ------           ------

Net interest income                                                       2,005             1,738              693              592

Provision for losses on loans                                                13                 6                4                6
                                                                         ------            ------           ------           ------

      Net interest income after provision
       for losses on loans                                                1,992             1,732              689              586

Other income
  Loan servicing fees                                                        76                83               25               25
  Gain (loss) on sale of mortgage loans                                      64               179               (1)              97
  Gain on mortgage-backed securities
   transactions                                                               8                98                8               24
  Loss on sale of real estate acquired
   through foreclosure                                                       (1)               --               --               --
  Service fees, charges and other operating                                  25                35                8               16
                                                                         ------            ------           ------           ------

      Total other income                                                    172               395               40              162

General, administrative and other expense
  Employee compensation and benefits                                        745               730              252              251
  Occupancy and equipment                                                   263               268               95               93
  Data processing                                                            74                69               25               23
  Federal deposit insurance premiums                                        455               104               13               38
  Franchise taxes                                                            69                61               23               23
  Advertising                                                                63                66               23               20
  Amortization of goodwill and other
   intangible assets                                                         29                29               10               10
  Other operating
                                                                            146               126               44               41
                                                                         ------            ------           ------           ------
      Total general, administrative and
       other expense                                                      1,844             1,453              485              499
                                                                         ------            ------           ------           ------

      Earnings before income taxes
       (subtotal carried forward)                                           320               674              244              249

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                  For the three and nine months ended March 31,

                      (In thousands, except per share data)

                                                                          Nine months ended                    Three months ended
                                                                        -----------------------               ---------------------
                                                                                March 31,                           March 31,
                                                                        -----------------------               ---------------------
                                                                         1997              1996               1997             1996
                                                                         ----              ----               ----             ----
Earnings before income taxes
 (subtotal brought forward)                                              $320              $674               $244              $249

Federal income taxes
  Current                                                                  83               172                 93                41
  Deferred                                                                 33                65                 (7)               46
                                                                        -----             -----              -----             -----

    Total federal income taxes                                            116               237                 86                87
                                                                        -----             -----              -----             -----

    NET EARNINGS                                                         $204              $437               $158              $162
                                                                        =====             =====              =====             =====

    EARNINGS PER SHARE:

      On common and common
       equivalent shares                                                 $.95             $2.11               $.74              $.78
                                                                        =====             =====              =====             =====

      On a fully diluted basis                                           $.95             $2.11               $.73              $.78
                                                                        =====             =====              =====             =====

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,

                                 (In thousands)

                                                                1997       1996
                                                                ----       ----

Cash flows provided by (used in) operating activities:
   Net earnings for the period                                  $204       $437
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
      Amortization of premiums and accretion of
       discounts on mortgage-backed securities, net               13         16
      Gain on mortgage-backed securities
       transactions                                               (8)       (98)
      Provision for losses on loans                               13          6
      Gain on sale of mortgage loans                             (64)      (179)
      Amortization of deferred loan origination fees             (26)       (27)
      Loans originated for sale in the secondary market       (1,724)    (8,843)
      Proceeds from sale of loans in the secondary
       market                                                  1,969      7,706
      Depreciation and amortization                              113        114
      Loss on sale of real estate acquired through
       foreclosure                                                 1         --
      Federal Home Loan Bank stock dividends                     (37)       (34)
      Amortization of goodwill and other intangible
       assets                                                     29         29
      Increases (decreases) in cash due to changes in:
        Accrued interest receivable on loans                      (1)       (81)
        Accrued interest receivable on mortgage-backed
         securities                                                4        (25)
        Accrued interest receivable on investments
         and interest-bearing deposits                            (6)        --
        Prepaid expenses and other assets                        (23)        15
        Accrued interest payable                                   3          3
        Other liabilities                                        (31)         5
        Federal income taxes
         Current                                                  23         (8)
         Deferred                                                 33         65
                                                             -------    -------

            Net cash provided by (used in) operating
              activities                                         485       (899)


                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       For the nine months ended March 31,

                                 (In thousands)

                                                               1997        1996
                                                              -----        ----

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
   held to maturity                                         $   210     $    --
  Proceeds from called investment securities held
   to maturity                                                  400         400
  Purchase of investment securities held to maturity           (708)       (800)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                             711       7,601
  Purchase of mortgage-backed securities designated as
   available for sale                                        (1,672)    (11,765)
  Purchase of mortgage-backed securities held to
   maturity                                                    (349)       (959)
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                          993         308
    Held to maturity                                            634         909
  Loan disbursements                                        (18,168)    (15,728)
  Loan principal repayments                                  10,406       8,967
  Purchase of office premises and equipment                     (62)        (32)
  Decrease (increase) in certificates of deposit in
   other financial institutions - net                          (176)        100
                                                            -------     -------

      Net cash used in investing activities                  (7,781)    (10,999)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                62,465      54,704
  Withdrawals from deposit accounts                         (60,405)    (40,677)
  Proceeds from Federal Home Loan Bank advances               3,576       7,706
  Repayments of Federal Home Loan Bank advances                  --      (7,600)
  Repayments of obligations for securities sold
   under agreements to repurchase                                --      (3,504)
  Advances by borrowers for taxes and insurance                  81         131
  Proceeds from the exercise of stock options                     6          --
  Accounts payable on mortgage loans serviced for
   others                                                        69          14
                                                            -------     -------

      Net cash provided by financing activities               5,792      10,774
                                                            -------     -------

Net decrease in cash and cash equivalents                    (1,504)     (1,124)

Cash and cash equivalents at beginning of period              3,611       3,513
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 2,107     $ 2,389
                                                            =======     =======

                                      - 8 -

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       For the nine months ended March 31,

                                 (In thousands)

                                                                1997       1996
                                                                ----       ----

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Federal income taxes                                        $   60     $  180
                                                                =====      =====
   Interest on deposits and borrowings                         $3,289     $2,999
                                                                =====      =====

Supplemental disclosure of noncash investing
  activities:
  Transfers from loans receivable to real estate
    acquired through foreclosure                               $  108     $   --
                                                                =====      =====

  Loans disbursed to finance the sale of
    real estate acquired through foreclosure                   $  107     $   --
                                                                =====      =====

  Transfers of loans from held for sale to
    held for investment classification                         $1,755     $   --
                                                                =====      =====

  Transfers of mortgage-backed securities from
    held to maturity to available for sale
    classification                                             $   --     $2,371
                                                                =====      =====

  Unrealized gains on securities designated
    as available for sale - net of related
    tax effects                                                $   46     $   31
                                                                =====      =====


                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the three and nine month periods ended March 31, 1997 and 1996

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

1. Basis of Presentation
   ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

       For the three and nine month periods ended March 31, 1997 and 1996

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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all institutions to adopt that method of accounting for an employee stock option or similar equity instrument. However, it also allows an institution to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (" APB Opinion No. 25"). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

       For the three and nine month periods ended March 31, 1997 and 1996

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Most fixed stock option plans -- the most common type of stock compensation plan -- have no intrinsic value at grant date, and as such, under APB Opinion No. 25 no compensation cost is recognized. If a fair value based accounting method is adopted, the fair value of a stock option is to be estimated using an option-pricing model that considers the following: (i) the exercise price; (ii) the expected life of the option; (iii) the current trading price of the stock;
(iv) the expected price volatility of the stock; (v) expected dividends on the stock; and (vi) the risk-free interest rate. Once estimated based on the above factors, the fair value of an option is not changed for subsequent developments. Compensation cost is recognized for other types of stock-based compensation plans under APB Opinion No. 25, including plans with variable, usually performance-based, features. SFAS No. 123 requires that an employer's financial statements include certain fair value disclosures about stock-based employee compensation arrangements regardless of the method used to account for them and was effective for years beginning after December 15, 1995 (fiscal 1997, as to Towne Financial). Earlier application was permitted. Management had determined that Towne Financial will continue to account for stock-based compensation pursuant to APB Opinion No. 25, and, therefore, adoption of SFAS No. 123 on July 1, 1996 did not have a material effect on Towne Financial's consolidated financial position or results of operations.

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

       For the three and nine month periods ended March 31, 1997 and 1996

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

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128, which supersedes APB Opinion No. 15, is effective for interim

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

       For the three and nine month periods ended March 31, 1997 and 1996

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

and annual periods ending after December 15, 1997, and prior period earnings per share disclosures presented for comparative purposes (including those in interim financial statements, summaries of earnings and selected financial data) should be restated. Early application of the Statement is not permitted, although companies may disclose pro forma earnings per share amounts computed using SFAS No. 128 in financial statement notes in periods before the effective date. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share would have been $.98 and $.95, respectively, for the nine month period ended March 31, 1997 and $2.11 and $2.05, respectively, for the nine month period ended March 31, 1996. The Corporation's basic and diluted earnings per share would have been $.76 and $.73, respectively, for the three month period ended March 31, 1997 and $.78 and $.76, respectively, for the three month period ended March 31, 1996.

         Simultaneously with the issuance of SFAS No. 128, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an institution's capital structure. This Statement contains no change in disclosure requirements for institutions that were subject to the previously existing requirements. It applies to all institutions, public and nonpublic, and is effective for financial statements issued for periods ending after December 15, 1997. Management does not believe that the disclosure requirements of SFAS No. 129 will have a material impact on Towne Financial's consolidated financial position or results of operations.

4. Earnings Per Share
   ------------------

         Earnings per common share and common equivalent share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods presented. Earnings per common share and common equivalent share for the nine month periods ended March 31, 1997 and 1996 has been computed based on 214,209 and 207,500 weighted average shares of common stock and common stock equivalents outstanding, respectively. Exercisable options, attendant to Towne Financial's Stock Option and Incentive Plan, were considered in the computation of earnings per common and common equivalent shares.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

       For the three and nine month periods ended March 31, 1997 and 1996

4. Earnings Per Share (continued)
   ------------------

         Fully diluted earnings per share was computed assuming exercise of all Towne Financial's outstanding stock options. Fully diluted earnings per share for the nine month periods ended March 31, 1997 and 1996 has been computed based on 216,094 and 207,500 weighted average shares of common stock and common stock equivalents outstanding, respectively.

         Earnings per common share and common equivalent share for the three month periods ended March 31, 1997 and 1996 has been computed based on 214,383 and 207,500 weighted average shares of common stock and common stock equivalents outstanding, respectively. Fully diluted earnings per share for the three month periods ended March 31, 1997 and 1996 has been computed based on 216,261 and 207,500 weighted average shares of common stock and common stock equivalents outstanding, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

         In the following pages, management presents an analysis of Towne Financial's consolidated financial condition as of March 31, 1997, and the consolidated results of operations for the three and nine month periods ended March 31, 1997, as compared to the same periods in 1996. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Towne Financial's operations and Towne Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Towne Financial's general market area.

         Without limiting the foregoing, some of the forward-looking statements included herein include the following:

         - Management's belief that adoption of SFAS No. 125 will not have a material adverse effect on the Corporation.

         - Legislative changes that may change the regulatory requirements of Towne Financial and The Blue Ash Building and Loan Company.

         - Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

         - Management's belief that Towne Financial's and The Blue Ash Building and Loan Company's activities will not be materially affected by proposed changes in the regulation of all savings institutions and their holding companies.

         -   Management's belief that the allowance for loan losses is adequate.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997
--------------

         At March 31, 1997, Towne Financial's consolidated assets totaled $98.3 million, representing an increase of $6.1 million, or 6.6%, over the $92.2 million asset level at June 30, 1996. The increase in asset size experienced during the nine months ended March 31, 1997 was funded principally through an increase in deposits of $2.1 million, or 2.7%, an increase in borrowings of $3.6 million, or 41.8%, and to a lesser extent, an increase in shareholders' equity of $271,000, or 3.8%, and an increase realized in all other liability categories of $183,000, or 19.8%. Such increase in assets was primarily due to an increase in loans receivable and loans held for sale of $7.6 million, or 13.8%, which was partially offset by a decrease in cash and cash equivalents of $1.5 million, or 41.7%. The growth in total assets during the nine months ended March 31, 1997 was consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations within its existing branch structure.

         Cash and due from banks, federal funds sold, interest-bearing deposits, certificates of deposit in other financial institutions and investment securities held to maturity totaled approximately $3.8 million at March 31, 1997, a decrease of approximately $1.2 million, or 24.6%, from June 30, 1996 levels of $5.0 million. As a result, regulatory liquidity approximated only
5.0% at March 31, 1997, as compared to 7.5% at June 30, 1996. This decline in regulatory liquidity was primarily due to a reduction in cash and cash equivalents resulting from utilization of excess liquidity to help fund the growth in the loan portfolio, which reflected management's desire to obtain higher yields available from investments in loans. Such deployment of excess cash and liquid assets into loans was needed as growth in the loan portfolio out-paced growth in deposits and borrowings during the nine months ended March 31, 1997. Furthermore, investment securities increased by $98,000, or 7.5%, as purchases of $708,000 exceeded maturities of $210,000 and called securities of $400,000.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity decreased by approximately $252,000, or 0.9%, during the nine months ended March

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

31, 1997. This decrease in the mortgage-backed securities portfolio was attributed to principal repayments on securities of $1.6 million, proceeds from sale of securities designated as available for sale, net of gains, of $703,000 and amortization of premiums and accretion of discounts on securities, net, of $13,000, which were partially offset by purchases of floating-rate collateralized mortgage obligations of $1.5 million, purchase of an adjustable-rate participation certificate of $571,000 and a net decrease in unrealized market losses on securities designated as available for sale of $70,000. The decrease in the mortgage-backed securities portfolio during the nine months ended March 31, 1997 was the result to some extent of the use of repayments and proceeds from the sale of mortgage-backed securities to fund increased lending activity. In order to sustain the steady level of growth in the loan portfolio, management decided to utilize certain repayment cash flows generated from mortgage-backed securities to originate new loans. From time-to-time, however, management has elected to increase the level of its mortgage-backed securities in attempts to diversify it holdings and to increase the volume of interest-earning assets relative to the equity base (leverage) in order to improve its overall yield on mortgage-backed securities and to improve overall net earnings. Proceeds from Federal Home Loan Bank advances were utilized to fund the purchase of two floating-rate securities in the 1997 period, as there was an attractive spread when compared to the cost of borrowings. Another floating-rate security was acquired at a discount from principal repayment cash flows on existing securities in the portfolio in order to take advantage of an attractive yield in comparison to the thirty-year treasury index. In addition, proceeds from the sale of a longer-term floating-rate collateralized mortgage obligation were used to fund the purchase of a shorter-term adjustable rate participation certificate issued by the Federal Home Loan Mortgage Corporation so as to provide more liquidity in the mortgage-backed securities portfolio without giving up any significant yield. As previously mentioned above, the funding of the significant growth in the lending operation with certain principal repayments and proceeds from sale of mortgage-backed securities more than offset the purchase of securities and the leveraging opportunities engaged in by the Corporation during the nine months ended March 31, 1997.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

         Loans receivable and loans held for sale increased in the aggregate by approximately $7.6 million, or 13.8%, during the nine months ended March 31, 1997. This increase was largely attributed to loan disbursements, loan purchases and loans originated for sale in the secondary market of $20.0 million, which were partially offset by loan sales, net of gains, of $1.9 million, principal repayments on loans of $10.4 million and loans transferred to real estate acquired through foreclosure of $108,000. In terms of loan composition, the growth in the loan portfolio was primarily due to an increase of $6.2 million, or 15.8%, in one-to-four family residential real estate loans, an increase of $896,000, or 40.5%, in home equity line-of-credit loans, an increase of $396,000, or 15.3%, in multi-family residential real estate loans and an increase of $160,000 in passbook loans to deposit customers. Blue Ash's growth in the loan portfolio was the result of management's strategy to primarily hold loans in the current interest rate environment subject to certain interest rate risk limitations, and to redeploy funds from other asset categories into lending activities to the extent practicable. This strategy to hold loans reflected management's continued desire to grow the Corporation largely through loan portfolio growth, management's desire to obtain a better loan portfolio mix of adjustable and fixed by increasing the fixed-rate portion of its loan portfolio and management's intent to increase its loan-to-deposit ratio. In an attempt to continue the ongoing strategy of holding in the loan portfolio fixed-rate loans, management reclassified during the nine months ended March 31, 1997 approximately $1.8 million of thirty-year fixed-rate mortgage loans from a held for sale classification to a held for long-term investment classification, as management changed its original intention of selling these loans in the secondary market. These loans were valued at the lower of cost or market at the transfer date. In evaluating whether loans are held for sale or investment, factors such as liquidity, interest rate exposure, management policy and capital considerations are considered. Due in part to the large holding of mortgage-backed securities designated as available for sale, approximately 16% of total assets at March 31, 1997, management believed that the retention of the reclassified loans to the loan portfolio would be

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

better served in meeting its current objectives of sustaining loan portfolio growth in the existing interest rate environment and improving the overall yield on loans, as opposed to such loans providing an alternative liquidity source if sold in the secondary market. Management believes that it has the ability and intent to hold all of its loans, including the loans reclassified from held for sale, for the foreseeable future or until maturity. In addition, the increase of $7.6 million in loans receivable and loans held for sale during the nine months ended March 31, 1997 was also attributed to a continued marketing effort by management primarily through newspaper advertising and continual development and refinement of new loan products and programs to better serve Blue Ash's lending area.

         At March 31, 1997, the Corporation's allowance for loan losses totaled $239,000, an increase of $8,000, or 3.5%, over the $231,000 level represented at June 30, 1996. During the nine months ended March 31, 1997, the Corporation increased its allowance for general loan losses by $13,000, which was partially offset by a charge-off of a $5,000 specific valuation allowance that was established during a prior period. The Corporation's internally-classified assets totaled approximately $547,000 at March 31, 1997, as compared to $681,000 at June 30, 1996. Non-performing and nonaccrual loans totaled $275,000, or 0.44% of loans receivable and loans held for sale, at March 31, 1997, and $675,000, or 1.23% of loans receivable and loans held for sale, at June 30, 1996. In the opinion of management, such internally-classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 60-65% loan-to-value ratio at March 31, 1997 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in Blue Ash's lending area. The provision for general loan losses of $13,000 recorded during the nine months ended March 31, 1997 was attributed to the overall growth of 13.8% in the loan portfolio, which was partially mitigated by the lower levels of internally-classified assets and non-performing and nonaccrual loans at March 31, 1997. Management believed that the loan loss allowance existing at March 31, 1997 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally-classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at March 31, 1997 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At March 31, 1997, the Corporation's allowance for loan losses consisted entirely of general valuation allowances, as defined by the regulations of the Office of Thrift Supervision ("OTS"), and represented 0.38% of the total amount of loans outstanding, including those loans designated as held for sale, and 44% of internally-classified assets.

         Deposits totaled $77.7 million at March 31, 1997, an increase of $2.1 million, or 2.7%, over the $75.6 million in deposits outstanding at June 30, 1996. The increase in total overall deposits was primarily the result of an increase in certificates of deposit of $1.9 million, or 3.3%, which was coupled with an increase in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $196,000, or 1.0%. The increase in certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) during the nine months ended March 31, 1997 was attributed to an increased need for seeking brokered deposits, which was partially offset by a decline of $603,000 in certificates of deposit balances obtained from the local market area. The decrease in certificates of deposit from the local market area was primarily due to the increased level of competition for these type

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

of funds from other local banks and savings and loan institutions and to management's reluctance to aggressively price above market and seek at all times certificates of deposit from its local market area as its primary source of inflows due to less expensive alternative funding sources being available such as Federal Home Loan Bank advances and certain brokered deposits and out-of-state funds. In an effort to sustain continued deposit growth during the 1997 period and subsequent periods, Blue Ash strategically began obtaining brokered deposits and out-of-state funds to supplement its deposit base. These deposits were typically obtained at interest rates at or below local market interest rates and had terms to maturity of 15 months or less. During the nine months ended March 31, 1997, outstanding brokered deposits increased by $2.7 million, from $695,000 at June 30, 1996 to $3.4 million at March 31, 1997. Blue Ash has the ability to suspend brokered deposit activity at any time given its other available funding alternatives and has the ability to repay its maturities on all brokered deposits without placing any undue risk on its liquidity position or cost of funds. In addition, management has made a more assertive effort during the nine months ended March 31, 1997 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by a placing a stronger emphasis on the cross-selling of deposit products (i.e. checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. As a result of these efforts to date, checking account balances have increased by approximately $400,000 during the 1997 period. The overall growth in deposits during the 1997 period reflected management's continuing efforts to maintain growth and was consistent with management's short-term and long-term goals. From time-to-time, however, in an attempt to closely control its overall cost of funds and based on the current interest rate environment, management may temporarily elect to use alternative funding sources such as brokered deposits. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

         Total borrowings, which consisted principally of Federal Home Loan Bank advances at March 31, 1997, increased by $3.6 million, or 41.8%, from $8.5 million at June 30, 1996 to $12.1 million at March 31, 1997. This increase in borrowings during the nine months ended March 31, 1997 was due to proceeds received from advances from the Federal Home Loan Bank. As previously discussed, Blue Ash utilized a $600,000 one-year LIBOR-based advance and a $426,000 one-year LIBOR-based advance, both adjusting monthly, as part of leveraging transactions in the purchase of collateralized mortgage obligations, which also adjust monthly to changes in interest rates. Also, Blue Ash accessed $800,000 from its line-of-credit facility at the Federal Home Loan Bank and obtained a $1.0 million one-year LIBOR-based advance, adjusting monthly, during times of low cash availability in order to help continue funding the growth in the loan portfolio. From time-to-time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. The remaining $750,000 in new advances was for a longer-term, fixed-rate advance with a maturity of five years and an interest rate of 6.20%. This fixed-rate advance was obtained at a below market interest rate in order to fund single-family mortgages to lower income borrowers under the Ohio Affordable Housing Fund Program which was sponsored by the Federal Home Loan Bank. Such advance was incurred in order to leverage the Corporation's capital and provide for current and future growth in Blue Ash's loan portfolio.

         Shareholders' equity increased by $271,000, or 3.8%, during the nine months ended March 31, 1997, as a result of period earnings of $204,000, a decrease in unrealized market losses on securities designated as available for sale of $46,000, the exercise of stock options of $6,000 and a reduction in required contributions of the Employee Stock Ownership Plan ("ESOP") of $15,000. At March 31, 1997, shareholders' equity as a percentage of total assets was 7.6%.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

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

         Management had determined that Blue Ash is in compliance with each of the three capital requirements at March 31, 1997. Specifically, Blue Ash's tangible and core capital of $7.2 million, or 7.4%, exceeded the respective minimum requirements of $1.5 million and $2.9 million by approximately $5.7 million, or 5.9%, and $4.3 million, or 4.4%. Additionally, Blue Ash's risk-based capital of approximately $7.5 million, or 15.3% (including a general loan loss allowance of $239,000), exceeded the current 8.0% requirement of $3.9 million by approximately $3.6 million, or 7.3%.

         In August 1993, the OTS adopted an amendment to the regulatory risk-based capital requirement to include an interest rate risk component to the capital calculation. The amount of the interest rate risk component included in the risk-based capital requirement is based on an individual institution's interest rate risk position. Each savings institution must measure the effect of a 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. Interest rate risk is measured by the decline in "net portfolio value" that would result from a 200 basis point increase or decrease in market interest rates, whichever is lower. An institution whose measured interest rate exposure exceeds 2% must deduct an amount equal to one-half of the difference between its measured interest rate risk and 2% multiplied by the estimated economic value of its total assets from total capital in determining whether it meets its risk-based capital requirement. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. Reporting under the revised risk-based capital requirement was to become effective in fiscal 1995; however, the OTS delayed the adoption of the interest rate risk rule until further notice, pending the testing of the OTS appeals process. The delay also provided the OTS an opportunity to assess any

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

further guidance from the other three Federal banking agencies regarding their planned implementation of an interest rate risk capital deduction. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At March 31, 1997, Blue Ash had total assets of $98.3 million and risk-based capital in excess of 15.3% which management believes would have qualified Blue Ash for this exemption had the new requirements been in effect at such date. Additionally, the OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings institutions, except for those institutions with the highest examination ratings and acceptable levels of risk. Management anticipates no material change in Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         The deposits of Blue Ash are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and, therefore, the Federal Deposit Insurance Corporation ("FDIC") substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions. The underfunded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, legislation containing provisions for (i) recapitalizing the SAIF,
(ii) providing for the eventual merger of the SAIF with the BIF and (iii) reallocating payment of the annual $780 million Financing Corporation ("FICO") bond obligation was enacted into law. These provisions, entitled the Deposit Insurance Funds Act of 1996 ("DIFA"), imposed a one-time special assessment on institutions holding SAIF deposits at March 31, 1995. The special assessment was imposed to capitalize the SAIF up the statutorily prescribed

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to
---------------------------------------------------------------
March 31, 1997 (continued)
--------------------------

1.25 percent designated reserve ratio and was determined at 65.7 basis points per $100 of insured deposits. Effective January 1, 1997, SAIF members were to have the same risk-based regular assessment schedule as BIF members -- 0 to 27 basis points. Thus, for most well-capitalized institutions like Blue Ash, there is currently no regular assessment incurred. However, the enacted legislation does include a formula for sharing payment in the FICO obligation between members of the BIF and the SAIF. From January 1, 1997 until December 31, 1999 under the formula, the FICO assessment rate for BIF-insured institutions was to be 1/5th of the FICO assessment rate for SAIF-insured institutions. Thus, in addition to the regular deposit insurance assessment (if any), BIF-insured institutions were to be assessed $.013 per $100 in deposits per year to cover the annual FICO payments while SAIF-insured institutions were to be assessed $.064 per $100 in deposits per year to cover the annual FICO payments. Effective April 1, 1997, the actual assessment rate for SAIF-insured institutions increased to $.065 per $100 in deposits per year. Starting in the year 2000 until the FICO bonds are retired in 2019, banks and thrifts will pay the FICO assessment on a pro rata basis which is estimated to be about 2.4 basis points per $100 of insured deposits for all institutions. Finally, the legislation provides for the BIF and the recapitalized SAIF to be merged on January 1, 1999 into a new Deposit Insurance Fund ("DIF"), provided that no insured depository institution is a savings association on that date.

         The special assessment was payable to the FDIC on November 27, 1996 and because the legislation was signed into law on September 30, the special assessment was recorded on the Corporation's books as an expense on September 30, 1996. Blue Ash had $55.8 million in deposits at March 31, 1995. With the special assessment at 65.7 basis points per $100 of insured deposits, Blue Ash was required to pay $366,000 on a pre-tax basis. This assessment was tax deductible, and it reduced net earnings and capital by $242,000 for the nine months ended March 31, 1997. With the passage of this legislation, the annual SAIF premiums are expected to be reduced by approximately $83,000 after consideration of the tax effects. By the year 2000, the one-time special assessment is expected to be made up through the reduction of SAIF premiums. While the one-time special assessment had a significant impact on 1997 period earnings, the resulting lower annual premiums will benefit future earnings.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1997 and 1996
-----------------------

General
-------

         Net earnings totaled $204,000 for the nine months ended March 31, 1997, a decrease of $233,000, or 53.3%, from the $437,000 in net earnings recorded for the nine months ended March 31, 1996. The decrease in net earnings was primarily attributable to an increase in general, administrative and other expense of $391,000, or 26.9%, and a decrease in other income of $223,000, or 56.5%, which were partially offset by an increase in net interest income after provision for losses on loans of $260,000, or 15.0%. The $354,000, or 52.5%, decrease in earnings level before federal income taxes resulted in a decrease of $121,000, or 51.1%, in the provision for federal income taxes. As previously discussed, the earnings level of $233,000 for the nine months ended March 31, 1997 was greatly affected by the $242,000 one-time after-tax charge to net earnings, or $1.12 per fully-diluted share, to help replenish the SAIF to the required statutory level. Excluding the detrimental effects on net earnings of the nonrecurring charge related to the recapitalization of the SAIF, which was partially offset by the reduction in SAIF premiums realized as a result of the enacted legislation, net earnings for the nine months ended March 31, 1997 would have been $419,000, as compared to $437,000 for the nine months ended March 31, 1996, a decrease of $18,000, or 4.1%.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income increased by $267,000, or 15.4%, during the nine months ended March 31, 1997, as compared to the same period in the prior year. The increase in net interest income during the nine months ended March 31, 1997 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances on loans, mortgage-backed securities and investment securities, which were partially offset by a decrease in the average outstanding balance on interest-bearing deposits and other assets and to declines in the weighted average rates earned on all the Corporation's interest-earning assets. Total interest income on the Corporation's interest-earning assets increased by $557,000, or 11.8%, during the nine months ended March 31, 1997, due to overall increases of $9.8 million, or 12.2%, in the average outstanding balances on such assets, which were partially offset by overall decreases of 3 basis

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1997 and 1996 (continued)
-----------------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

points (100 basis points equal 1%), or 0.4%, in the weighted average yields earned on such assets. The increase in total interest income during the nine months ended March 31, 1997 was partially offset by an increase in total interest expense, primarily due to increases in the average outstanding balances on deposits and borrowings, which were partially offset by declines in the weighted average rates paid on deposits and borrowings. Total interest expense on the Corporation's interest-bearing liabilities for the nine months ended March 31, 1997, as compared to the same period in the prior year, increased by $290,000, or 9.7%, due to overall increases of $9.6 million, or 12.4%, in the average outstanding balances on such liabilities, which were partially offset by overall declines of 13 basis points, or 2.5%, in the weighted average yields paid on the Corporation's interest-bearing liabilities. The downward movement in the average yields earned on the Corporation's interest-earning assets compared to the average yields paid on the Corporation's interest-bearing liabilities reflected liabilities repricing downward more rapidly than assets. Such trend was reflected in the interest rate spread, which had increased from 2.67% during the nine months ended March 31, 1996 to 2.77% during the nine months ended March 31, 1997. The major factor contributing to this increase in the interest rate spread from period-to-period was believed to be management's concerted effort in growing the loan portfolio by holding in the portfolio the majority of loans originated in the current interest rate environment.

         Interest income on loans increased by $560,000, or 17.1%, during the nine months ended March 31, 1997, as compared to the same period in the prior year. The increase in interest income on loans during the nine months ended March 31, 1997 was due to an increase of $8.9 million, or 17.5%, in the average balance of loans outstanding, which was partially offset by a decline of 3 basis points, or 0.3%, in the weighted average rate earned on loans. The increase in the average outstanding balance on loans period-to-period reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio was also attributed to management's decision to portfolio fixed-rate loans

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended
----------------------------------------------------------------
March 31, 1997 and 1996 (continued)
-----------------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

in the current interest rate environment subject to certain interest rate risk limitations. The decline in loan yield generally reflected a higher interest rate environment in periods leading into the 1996 nine month period as compared to a lower interest rate environment leading into the 1997 nine month period. This was offset by management's decision to hold in the loan portfolio fixed-rate mortgage loans in the current interest rate environment, which has the effect of increasing the overall yield within the loan portfolio.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity increased by $3,000, or 0.2%, during the nine months ended March 31, 1997, as compared to the same period in the prior year. The increase during the nine months ended March 31, 1997 was due to a $707,000, or 2.6%, increase in the average balance of mortgage-backed securities outstanding, which was partially offset by a 15 basis point, or 2.3%, decline in the weighted average rate earned thereon. The increase in the average balance of mortgage-backed securities outstanding during the nine months ended March 31, 1997 reflected the purchase of floating-rate collateralized mortgage obligations designated as available for sale, the purchase of collateralized mortgage obligations designated as held to maturity for liquidity and diversification purposes, the purchase of an adjustable-rate participation certificate and the sale of securities in the 1996 nine month period, all of which were partially offset by principal repayments on securities with respect to the underlying loans and sales of securities in the 1997 nine month period. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to sustain continued growth in asset levels by primarily using deposits and repayment cash flows to fund purchases of such assets. From time-to-time when circumstances dictate and opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which supplemented the growth in the loan portfolio, helped improve the Corporation's overall interest rate

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

spread and net earnings level. The decrease in the weighted average yield earned on the Corporation's mortgage-backed securities period-to-period was the result of downward interest rate changes on adjustable-rate securities due to an overall net downward movement in market interest rates.

         Interest and dividend income on investment securities held to maturity and other interest-earning assets decreased in the aggregate by $6,000, or 3.9%, during the nine months ended March 31, 1997, as compared to the same period in the prior year. The decrease during the nine months ended March 31, 1997 was due primarily to a decrease of $275,000, or 12.7%, in the average balance outstanding on other interest-earning assets (primarily interest-bearing deposits in other-financial institutions) and decreases of 14 basis points, or 1.9%, and 123 basis points, or 17.4%, in the weighted average rates earned on investment securities and other interest-earning assets, respectively, which were partially offset by an increase of $491,000, or 68.2%, in the average balance outstanding on investment securities. The increase in the average outstanding balance on investment securities during the nine months ended March 31, 1997 was largely attributable to the purchase of callable U.S. Government agency obligations in both the 1996 and 1997 nine month periods, which was partially offset by some of these securities being called and the maturities of other investment securities in the 1997 nine month period. Such callable obligations were generally offered at attractive, above market rates in order to compensate the buyer for the call feature. These obligations were principally viewed by management as "yield enhancers", especially during a flat yield curve environment that predominately existed at the time of many of these purchases, and helped improve the Corporation's interest rate spread. The decline in the weighted average rate earned on investment securities was due to the call of higher-yielding callable agency obligations in the 1996 nine month period, which was coupled with the investing in the 1997 nine month period of slightly lower-yielding callable agency issues due to a decline in market interest rates. The reduction in other interest-earning assets was the function of a

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

steadily growing lending operation, while the decline in yield earned on such assets was due in part to two interest rate reductions by the Federal Reserve in the 1996 nine month period, which was partially offset by one interest rate increase in March 1997.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $282,000, or 11.2%, during the nine months ended March 31, 1997, as compared to the same period in the prior year. The increase in interest expense on deposits during the nine months ended March 31, 1997 was due to an increase of $9.2 million, or 13.8%, in the average balance of deposits outstanding, which was partially offset by a decrease of 12 basis points, or 2.4%, in the weighted average rate paid on deposits. The increase in the average balance of deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $9.7 million, or 20.6%, which was partially offset by a decline of $457,000, or 2.3%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher-yielding term certificates of deposit and from an influx of new deposits due to increased marketing efforts by management and competitive pricing strategies. In addition, during the 1997 nine month period, management began utilizing more frequently brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, rates paid on brokered deposits were actually lower than rates paid on local deposits. The increase in the average outstanding balance on deposits was necessary to predominately fund the growth in the loan portfolio. The decrease in the weighted average rate paid on deposit accounts period-to-period reflected lower market rates of interest during the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, adjustable-rate LIBOR-based advances and line-of-credit advances and, to a lesser extent, an adjustable-rate loan of the ESOP, increased by $8,000, or 1.7%, during the nine months ended March 31, 1997, as compared to the same period in the prior year. The increase in interest expense on borrowings during the nine months ended March 31, 1997 was attributed to an increase of $357,000, or 3.4%, in the average outstanding balance on borrowings, which was partially offset by a decrease of 11 basis points, or 1.8%, in the weighted average rate paid on borrowings. The increase in the average outstanding balance on borrowings period-to-period was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist in funding the Corporation's lending and investment activities. Such increase in the average outstanding balance on borrowings was partially offset by significant principal repayments on Federal Home Loan Bank advances and other short-term borrowings during the 1996 nine month period and periods leading into the 1997 nine month period. These repayments in previous periods were funded with excess liquidity and deposit inflows, as it was management's intent of principally growing the Corporation through an increased deposit base. The decrease in the weighted average rate paid on borrowings period-to-period generally reflected the lower costs of new borrowings in comparison to borrowings obtained in prior periods.

         The Corporation's provision for losses on loans increased by $7,000 during the nine months ended March 31, 1997, as compared to the same period in the prior year. The provision for losses on loans was comprised solely of discretionary additions to the general loan loss allowance. The 1997 nine month period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio and other factors previously discussed. The Corporation has historically

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in minimal loan losses (charge offs) over the past five years. The Corporation's provision for losses on loans during the nine months ended March 31, 1997 was principally attributable to loan portfolio growth of 13.8%, which was partially offset by the decrease in internally-classified assets and non-performing and nonaccrual loans. Management is of the opinion that the allowance for loan losses is adequate to cover any unforeseen losses in the loan portfolio.

         As a result of the foregoing, net interest income after provision for losses on loans increased during the nine months ended March 31, 1997 by $260,000, or 15.0%, as compared to the same period in the prior year.

Other Income
------------

         Total other income decreased by $223,000, or 56.5%, from $395,000 during the nine months ended March 31, 1996 to $172,000 during the nine months ended March 31, 1997. The principal causes for this decline in other income were a decrease in gain on sale of mortgage loans of $115,000, or 64.2%, a decrease in gain on mortgage-backed securities transactions of $90,000, or 91.8%, a decrease in loan servicing fees of $7,000, or 8.4%, an increase in loss on sale of real estate acquired through foreclosure of $1,000 and a decrease in service fees, charges and other operating income of $10,000, or 28.6%.

         The decrease in gain on sale of mortgage loans was the result of a reduction in secondary market activities during the 1997 nine month period, as compared to the 1996 nine month period, due to management's strategy of holding in the loan portfolio certain-fixed-rate mortgage loans subject to certain interest rate risk limitations. Also, less favorable interest rate conditions during the nine months ended March 31, 1997 made selling loans in the secondary market not as conducive as the 1996 comparable period.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Other Income (continued)
------------------------

The Corporation recognized cash gains on sale of mortgage loans in the secondary market of $37,000 and $201,000 during the nine months ended March 31, 1997 and 1996, respectively. As a result, proceeds from the sale of loans in the secondary market declined from $7.7 million to $2.0 million period-to-period. This decline in loan sale activity was partially offset by a decrease of $49,000 in unrealized market losses on loans identified as held for sale. Management identifies certain loans which it originates as held for sale in the secondary market. These loans are accounted for at the lower of their historical cost or current market value. On March 1, 1997, as previously discussed, management reclassified all existing loans, approximately $1.8 million, from held for sale to held for long-term investment in order to further its objectives of growing the Corporation primarily through loan portfolio growth. As such, there were no loans identified as held for sale in the secondary market at March 31, 1997. During the nine months ended March 31, 1997, the market value of loans in the loans held for sale category up to the time of reclassification increased, as compared to the nine months ended March 31, 1996, resulting in a writeup of these loans to their current market value. The $49,000 in unrealized market gains was taken into earnings as an increase in gain on sale of mortgage loans.

         The decrease in gain on mortgage-backed securities transactions of $90,000, or 91.8%, was due to the significant decline in sales activity during the 1997 nine month period, as compared to the 1996 nine month period. Proceeds from the sale of securities were $711,000 and $7.6 million during the nine month periods ended March 31, 1997 and 1996, resulting in gains of $8,000 and $98,000, respectively. Such greater sales activity in the 1996 period was undertaken by management for diversification purposes and to realize profits, arising from a favorable interest rate environment, that had accumulated on certain floating-rate collateralized mortgage obligations which were tied to a particular lagging market index. The decrease in loan servicing fees of $7,000, or 8.4%, during the nine months ended March 31, 1997 was principally attributed to a decline of $3.0 million, or 6.3%, period-to-period in the average outstanding balance on loans sold

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Other Income (continued)
------------------------

in the secondary market and to other financial institutions, which was coupled with an increase in expense for amortization and impairment of originated mortgage servicing rights under SFAS No. 122. The decline in service fees, charges and other operating income of $10,000, or 28.6%, reflected the increased costs incurred by the Corporation in the origination of no-cost line-of-credit loans which were more prevalent in the 1997 nine month period, which was partially offset by increased fees generated period-to-period from NOW accounts. In addition, the Corporation recognized a $1,000 loss during the nine months ended March 31, 1997 on the sale of real estate acquired through foreclosure (single family residence).

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense increased by $391,000, or 26.9%, during the nine months ended March 31, 1997, as compared to the same period in the prior year. The components of this increase in total general, administrative and other expense during the nine months ended March 31, 1997 were comprised of an increase in employee compensation and benefits of $15,000, or 2.1%, an increase in federal deposit insurance premiums of $351,000, an increase in state franchise tax expense of $8,000, or 13.1%, an increase in data processing expense of $5,000, or 7.2%, and an increase in other operating expense of $20,000, or 15.9%, all of which were partially offset by a decrease in occupancy and equipment expense of $5,000, or 1.9%, and a decrease in advertising expense of $3,000, or 4.5%.

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $15,000, or 2.1%, during the nine months ended March 31, 1997, as compared to the same period in the prior year, was primarily due to an increase in general salary expense related to normal merit increases, an increase in director fees resulting from the appointment of a retired director to an emeritus status and an increase in employee group health insurance premiums, which were coupled with a decrease

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

General, Administrative and Other Expense (continued)
-----------------------------------------------------

of $23,000, or 24.5%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $4.6 million, or 18.6%, decrease in total lending volume period-to-period. These increases in employee compensation and benefits were partially offset by a decrease in employee salaries due to a temporary reduction in work staff in the savings and mortgage operations, a decrease in contributions to the ESOP plan, a decrease in annual bonus expense, a decrease in bonus expense related to the loan officer bonus program as a result of lower loan production levels period-to-period and a decrease in certain payroll-related taxes such as workers compensation premiums and state unemployment taxes.

         The increase of $351,000 in federal deposit insurance premiums was due to the one-time special assessment of $366,000 to recapitalize the SAIF to federally-mandated levels and to an increased average deposit base period-to-period, which were partially offset by a $41,000 reduction in SAIF premium assessments after enactment of the SAIF legislation as previously discussed. The increase in data processing expense of $5,000, or 7.2% , also reflected an increased deposit base as well as growth in operations. The increase in state franchise tax expense of $8,000, or 13.1%, was primarily attributed to an enhanced average equity capital position period-to-period. The decrease in occupancy and equipment expense of $5,000, or 1.9%, was largely due to the reduction in office building repair and maintenance expenses, which was partially offset by higher light, heat and utilities costs and furniture, fixtures and equipment expenses. The increase in other operating expense of $20,000, or 15.9%, during the 1997 nine month period was due in part to an increase in supervisory assessments resulting from a greater asset base, an increase in consulting fees associated with analyzing and upgrading the Corporation's computer system, an increase in insurance costs and an increase in real estate owned expenses. Such increases were partially offset by reduced office supplies expense due to a lower loan production during the 1997 nine month period. Despite the decline in advertising expense during the 1997 nine month period of $3,000, or

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

General Administrative and Other Expense (continued)
----------------------------------------------------

4.5%, advertising remained at the relatively high level due to the continuation of intensified marketing efforts by management which were directed toward the loan origination function and attracting new deposits.

Federal Income Taxes
--------------------

         The provision for federal income taxes totaled $116,000 for the nine months ended March 31, 1997, as compared to $237,000 for the nine months ended March 31, 1996, a decrease of $121,000, or 51.1%. The decrease in the provision for federal income taxes reflected the lower level of pre-tax earnings for the nine months ended March 31, 1997, a decrease of $354,000, or 52.5%. As previously discussed, the one-time charge to replenish the SAIF had a detrimental impact on net earnings for the 1997 nine month period. As a result, the level of federal income tax expense for each of the nine month periods ended March 31, 1997 and 1996 generally reflected the level of pre-tax earnings for such periods.

         Legislation repealing the percentage of income bad debt reserve provisions of the Internal Revenue Code previously applicable to qualifying thrift institutions was enacted into law on August 20, 1996. The legislation, which is part of The Small Business Job Protection Act of 1996 (the "Jobs Act"), requires all thrift institutions to pay tax or recapture their excess bad debt reserves accumulated since 1988. The legislation substantially equalizes the taxation of banks and thrift institutions, but it protects thrifts from taxes on "bad debt reserves" established prior to 1988. Under the law in effect prior to the enactment of the Jobs Act, a thrift institution annually could elect to deduct bad debts under either (i) the percentage of taxable income method applicable only to thrift institutions, or (ii) the experience method that was also available to small banks. For tax years prior to 1996, Blue Ash used the percentage of taxable income method because that method provided a higher bad debt deduction than the experience method. The Jobs Act eliminates the percentage of taxable income method for deducting bad debt reserves for all thrifts for tax years beginning after December 31, 1995 (July 1, 1996, as to Towne Financial). All thrifts are required to

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Federal Income Taxes (continued)
--------------------------------

recapture or pay tax on all or a portion of their bad debt reserves added since the base year (i.e., the last taxable year beginning before January 1, 1988). The amount of reserves to be recaptured is dependent upon whether or not an institution is a "large institution" (i.e., assets exceed $500 million) under the bad debt rules for commercial banks. Large institutions have to switch to the specific charge-off method. Institutions with assets of $500 million or less, such as Towne Financial, are permitted to use the experience method to compute their bad debt deduction.

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

         Since SFAS No. 109 requires thrift institutions to maintain a deferred tax liability for the excess of the bad debt reserves at year end over the bad debt reserves outstanding that the end of the base year, there will be no impact on Towne Financial's provision for federal income taxes resulting from the recapture of the excess reserves. As the tax on the recapture is paid, Towne Financial will reduce its deferred tax liability accordingly. For Towne Financial, this excess bad debt reserve amounts to approximately $486,000 as of March 31, 1997. The approximate amount of the deferred tax liability relating to the excess cumulative bad debt reserve is $165,000 as of March 31, 1997. This amount will have to be ratably paid out over a six year period beginning most likely in fiscal 1999, as Towne Financial is very likely to meet the residential loan requirement so as to exclude itself from recapturing its excess bad debt reserve in fiscal 1997 and 1998.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997
-------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Federal Income Taxes (continued)
--------------------------------

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
March 31, 1997 and 1996
-----------------------

General
-------

         Net earnings totaled $158,000 for the three months ended March 31, 1997, as compared to $162,000 for the same period in 1996, a decrease of $4,000, or 2.5%. The slight decline in earnings level was principally attributed to a decrease in other income of $122,000, or 75.3%, which was partially offset by an increase in net interest income after provision for losses on loans of $103,000, or 17.6%, and a decrease in general, administrative and other expense of $14,000, or 2.8%. The $5,000, or 2.0%, decrease in earnings before federal income taxes resulted in a decrease of $1,000 or 1.1%, in the provision for federal income taxes.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income increased by $101,000, or 17.1%, during the three months ended March 31, 1997, as compared to the same period in the prior year. The increase in net interest income during the three months ended March 31, 1997 was the result of an increase of $182,000, or 11.2%, in total interest income, due to increases in the average outstanding balances on loans and investment securities and to increases in the weighted average rates earned on loans and investment securities, which were partially offset by decreases in the average outstanding balances on mortgage-backed securities and other interest-earning assets and to declines in the weighted average rates earned on mortgage-backed securities and other interest-earning assets. The increase in total interest income during the three months ended March 31, 1997 was partially offset by an increase in total interest expense of $81,000, or 7.9%, primarily due to increases in the average outstanding balances on deposits and borrowings, which were partially offset by declines in the weighted average rates paid on such interest-bearing liabilities. As a result, the Corporation's interest rate spread increased from 2.63% for the three months ended March 31, 1996 to 2.83% for the three months ended March 31, 1997, an increase of 20 basis points, or 7.6%. Such increase in the interest rate spread period-to-period was attributed to increases of 12 basis points in the overall weighted average rates earned on all interest-earning assets, which were coupled with

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1997
--------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

decreases of 8 basis points in the overall weighted average rates paid on all interest-bearing liabilities. In addition, the Corporation's net yield on average interest-earning assets increased from 2.83% for the three months ended March 31, 1996 to 3.02% for the three months ended March 31, 1997.

         Interest income on loans increased by $224,000, or 20.4%, during the three months ended March 31, 1997, as compared to the same three month period in the prior year. The increase in interest income on loans during the 1997 quarter was due to an increase of $9.5 million, or 18.3%, in the average balance of loans outstanding, which was coupled with an increase of 15 basis points, or 1.8%, in the weighted average rate earned on the loan portfolio. Additionally, interest income on mortgage-backed securities decreased by $24,000, or 5.2%, during the three months ended March 31, 1997, as compared to the same period in the prior year. Such decrease was the result of a decrease in the average outstanding balance on mortgage-backed securities of $973,000, or 3.4%, which was coupled with a decline in the weighted average rate earned on mortgage-backed securities of 12 basis points, or 1.9%. The increase in the average outstanding balance on loans quarter-to-quarter was attributable in part to a strategy deployed by management to grow the Corporation by using deposits and, in certain situations, borrowings to fund the continued growth in the loan portfolio. The increase in the average yield earned on loans was principally the result of management's strategy to hold fixed-rate mortgage loans in the portfolio, so as to improve interest rate spread and overall net earnings. The decrease in the average balance of mortgage-backed securities outstanding quarter-to-quarter was a function of principal repayments and sales of securities exceeding purchases, while the decline in the weighted average yield earned on mortgage-backed securities generally reflected the downward movement of interest rate changes on the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations.

         Interest and dividend income on investments and other interest-earning assets decreased by $18,000, or 28.1%, during the three months ended March 31, 1997, as compared to the same period

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1997
--------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

in the prior year. The decrease during the three months ended March 31, 1997 was primarily due to a decrease of $760,000, or 29.9%, in the average outstanding balance on other interest-earning assets (primarily interest-bearing deposits) and a decline of 196 basis points, or 24.4%, in the weighted average rate earned on other interest-earning assets, which were partially offset by an increase of $248,000, or 31.0%, in the average outstanding balance on investment securities and an increase of 75 basis points, or 11.5%, in the weighted average rate earned on investment securities. The increase in the weighted average yield and average outstanding balance on investment securities quarter-to-quarter was attributed to the purchase of callable U.S. Government agency obligations at attractive, above market rates. The decrease in the average outstanding balance on other interest-earning assets was mainly the result of utilizing excess cash flows and liquid assets to continue funding the growth in the loan portfolio, while the decline in the weighted average yield earned on such other interest-earning assets was attributable to a decline in short-term market rates quarter-to-quarter.

         Interest expense on deposits increased by $46,000, or 5.2%, during the three months ended March 31, 1997, as compared to the same period in the prior year. The increase in interest expense on deposits was primarily attributed to a $5.2 million, or 7.3%, increase in the average balance of deposits outstanding quarter-to-quarter, which was partially offset by a decline of 10 basis points, or 2.0%, in the weighted average rate paid on deposits, reflecting the general decline in market interest rates. As previously indicated, the overall increase in the average outstanding balance on deposits, particularly term certificates of deposit, was largely due to intensified marketing efforts and competitive pricing strategies in this area in order to fund the Corporation's lending and investment activities.

          Interest expense on borrowings increased by $35,000, or 25.2%, during the 1997 quarter, as compared to the 1996 quarter. The increase in interest expense on borrowings during the 1997

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1997
--------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------------------

quarter was primarily the result of an increase in the average outstanding balance on borrowings of $2.6 million, or 28.4%, which was partially offset by a decline in the weighted average rate paid on borrowings of 15 basis points, or 2.5%. The increase in the average volume of borrowings quarter-to-quarter was attributed to the greater utilization of Federal Home Loan Bank advances, as an alternative funding source to deposits, to fund loan originations and, to a lesser extent, purchases of mortgage-backed securities as part of leveraging transactions. The decline in the weighted average rate paid on borrowings was reflected in the lower overall cost of obtaining such new borrowings. These newer borrowings from the Federal Home Loan Bank primarily consisted of shorter-term variable-rate advances with interest rates that tended to be lower then the interest rates on the existing borrowings which were predominately longer-term fixed-rate in nature.

         The provision for losses on loans totaled $4,000 for the three months ended March 31, 1997, as compared to $6,000 for the three months ended March 31, 1996, a decrease of $2,000, or 33.3%. The provision for losses on loans during the 1997 quarter was comprised solely of discretionary additions to the general loan loss allowance. As previously discussed, provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Blue Ash, industry standards, the status of past due principal and interest payments, general economic conditions, particularly as they relate to Blue Ash's lending area, and other factors related to the collectibility of the loan portfolio. The provision for losses on loans during the three months ended March 31, 1997 was predicated upon the overall loan portfolio growth and management's review of non-performing and nonaccrual loans and anticipated losses on loans for the quarter.

         As a result of the foregoing, net interest income after provision for losses on loans increased during the three months ended March 31, 1997 by $103,000, or 17.6%, as compared to the same period in the prior year.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1997
--------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Other Income
------------

         Total other income decreased by $122,000, or 75.3%, during the three months ended March 31, 1997, as compared to the same period in the prior year. This decrease in other income was primarily due to a decrease in gain on sale of mortgage loans of $98,000, a decease in gain on mortgage-backed securities transactions of $16,000, or 66.7%, and, to a lesser extent, a decrease in service fees, charges and other operating income of $8,000, or 50.0%. The decrease in gain on sale of mortgage loans of $98,000 quarter-to-quarter was the result of a significant reduction in secondary market activities by management as it decided to emphasize the origination of fixed-rate mortgage loans for the portfolio given the current interest rate environment, which was partially offset by a decrease in unrealized market losses on loans identified as held for sale. The decrease in gain on mortgage-backed securities transactions during the 1997 quarter was due to very limited sales activity within the securities portfolio. During the 1996 quarter, the Corporation sold approximately $6.0 million in available-for-sale securities at gains of $24,000, as management elected to diversify its investment positions and realize profits on certain securities in a favorable interest rate environment. During the 1997 quarter, proceeds from sale of mortgage-backed securities designated as available for sale amounted to only $711,000 at gains of $8,000. The decrease in service fees, charges and other operating income of $8,000, or 50.0%, was significantly due to the increased costs incurred by the Corporation for the origination of no-cost line-of-credit loans and to the reduction of nonrecurring and miscellaneous fee income quarter-to-quarter.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense decreased by $14,000, or 2.8%, during the three months ended March 31, 1997, as compared to the same period in the prior year, due primarily to a decrease in federal deposit insurance premiums of $25,000, or 65.8%, which was partially offset by an increase in employee compensation and benefits of $1,000, or 0.4%, an increase in occupancy and equipment expense of $2,000, or 2.2%, an increase in data processing expense of $2,000, or 8.7%, an increase in

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1997
--------------------------------------------------------------------------------
and 1996 (continued)
--------------------

General, Administrative and Other Expense (continued)
-----------------------------------------------------

advertising expense of $3,000, or 15.0%, and an increase in other operating expense of $3,000, or 7.3%.

         The decline in federal deposit insurance premiums quarter-to-quarter was primarily due to reduced deposit insurance costs stemming from the passage of the SAIF legislation, which was partially offset by a higher deposit base. The increase in employee compensation and benefits during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, was principally due to normal merit increases on employee and officer salaries, an increase in director fees resulting from the appointment of a retired director to an emeritus status, an increase in health insurance costs, an increase in the loan officer bonus expense due to a restructuring of the bonus program and a decrease in deferred loan origination costs in accordance with SFAS No. 91, all of which were partially offset by a temporary reduction in the work staff, a decrease in contributions to the ESOP plan and a decrease in certain payroll-related taxes. The increase in occupancy and equipment expense was primarily due to an increase in depreciation expense and furniture, fixtures and equipment expense related to the upgrading of the Corporation's computer system and the purchase and installation of a new loan origination software package. The increase in data processing expense was the function of an increased average deposit base quarter-to-quarter, while the increase in advertising expense was the result of management's continued efforts to actively market its loan and savings products. Additionally, the increase in other operating expense during the 1997 quarter, as compared to the 1996 quarter, was attributed in large part to an increase in supervisory assessments and an increase in legal fees associated with day-to-day operations.

Federal Income Taxes
--------------------

         The provision for federal income taxes totaled $86,000 for the three months ended March 31, 1997, as compared to $87,000 for the three months ended March 31, 1996, a decrease of $1,000, or 1.1%. The decrease in provision for federal income taxes reflected the lower level of pre-tax earnings for the three months ended March 31, 1997, a decrease of $5,000, or 2.0%. The level of federal

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1997
--------------------------------------------------------------------------------
and 1996 (continued)
--------------------

Federal Income Taxes (continued)
--------------------------------

income tax expense for each of the three month periods ended March 31, 1997 and 1996 generally reflected the level of pre-tax earnings for such periods.

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



Dated: May 13, 1997                          By:   /s/William S. Siders
                                                   -----------------------------
                                                   William S. Siders
                                                   Executive Vice President




Dated: May 13, 1997                          By:   /s/Joseph L. Michel
                                                   -----------------------------
                                                   Joseph L. Michel
                                                   Chief Financial Officer, Vice
                                                      President and Treasurer