Form 10KSB
period 1997-06-30
TOWNE FINANCIAL CORP /OH
filed 1997-09-26
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 1997

                         Commission File Number: 0-20144
                                                 -------

                           TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Ohio                                          31-1334563
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

4811 Cooper Road, Blue Ash, Ohio                          45242
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (513) 791-1870
                            --------------

         Securities registered pursuant to Section 12(b)
         of the Exchange Act:
                               None
         -------------------------------------------------

         Securities registered pursuant to Section 12(g)
         of the Exchange Act:
             Common Shares, par value $1.00 per share
         -------------------------------------------------
                         (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended June 30, 1997 were $7,404,000.

         The aggregate market value of the voting shares held by non-affiliates of the issuer as of September 9, 1997, computed by reference to the price at which common shares last traded, was $3,495,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

         208,500 of the issuer's common shares were issued and outstanding on September 9, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following sections of the Towne Financial Corporation Annual Report to Shareholders for the year ended June 30, 1997 are incorporated by reference into Part II of this Form 10-KSB:

         1. Market for Towne Financial's Common Shares and Related Security Holder Matters;

         2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

         3.       Consolidated Financial Statements.

         The following sections of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Towne Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

         1.       Election of Directors;

         2.       Executive Officers Who Are Not Directors;

         3.       Executive Compensation;

         4.       Voting Securities;

         5.       Certain Transactions; and

         6. Compliance With Section 16(a) of the Securities Exchange Act of 1934.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

         Special Cautionary Notice Regarding Forward-Looking Statements
         --------------------------------------------------------------

         Certain of the matters discussed under the caption "Description of Business" may constitute forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation, as defined herein, to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Corporation to differ materially from the Corporation's expectations are disclosed in this document including, without limitation, those statements made in conjunction with any forward-looking statements under "Description of Business". All written or oral forward-looking statements attributable to the Corporation are expressly qualified in their entirety by such factors.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         Towne Financial Corporation ("Towne Financial", or the "Corporation"), an Ohio corporation incorporated under the laws of the State of Ohio on August 20, 1991, is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of The Blue Ash Building and Loan Company ("Blue Ash", or the "Company"), a savings and loan association incorporated under the laws of the State of Ohio. On May 1, 1992, Towne Financial acquired all of the common shares issued by Blue Ash upon its conversion from a mutual savings and loan association to a stock savings and loan association (the "Conversion"). In connection with the Conversion, the Corporation issued and sold 207,000 shares of its common stock, par value $1.00 per share ("Common Shares"), at a price of $10.00 per share. At June 30, 1997, on an unconsolidated basis, Towne Financial had no significant assets other than the capital stock of Blue Ash and had no significant liabilities. Future references to the Corporation or the Company are utilized herein as the context requires.

         Serving the Cincinnati, Ohio, area since 1908, Blue Ash conducts business from its main office at 4811 Cooper Road in Blue Ash, Ohio, and from three full-service branch offices located in Mason, Amelia and Cherry Grove. Specifically, Blue Ash's primary market areas are considered to be the northeastern and eastern areas of Cincinnati, Ohio. At June 30, 1997, Blue Ash had total assets of $102.6 million, deposits of $81.8 million and shareholders' equity of $7.6 million.

         Blue Ash's overall operating philosophy has evolved from the fundamental goal of providing affordable home ownership for the communities it serves and providing a safe, competitive return for its depositors. As a community-oriented association, Blue Ash offers a wide range of retail banking services to residents of the greater Cincinnati area through all of its offices. Blue Ash provides ATM drive-up services through the Jeanie network at its main office in Blue Ash and branch offices in Cherry Grove and Mason. Blue Ash also provides its customers with "checkless" debit card services as an alternative to writing checks for day-to-day purchases of goods and services. During fiscal 1997, Blue Ash introduced a new "free checking" account program for its Mason office in order to attract new customers and to lower cost of funds on new deposits. The ability of Blue Ash to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Blue Ash competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, convenient branch locations with inter-branch deposit and withdrawal privileges and 24-hour ATM drive-up services.

         Blue Ash is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate first mortgage loans secured by one-to-four family residential real estate located in Blue Ash's lending area. Blue Ash also originates loans for the construction of one-to-four family residential real estate, loans secured by multi-family (over four units) real estate, nonresidential real estate, land, home equity line of credit loans secured by residential real estate, passbook and secured consumer loans. Blue Ash also invests in U.S. government and agency obligations, corporate debt securities, municipal obligations, interest-bearing deposits and certificates of deposits in other financial institutions, federal funds sold, government guaranteed mortgage-backed and related securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, borrowings and loan and mortgage-backed securities repayments. Blue Ash's revenues are primarily derived from interest income on real estate loans, interest income on mortgage-backed and related securities, gain on sale of loans in the secondary market, and, to a lesser extent, interest income on investments and interest-bearing deposits, servicing fee income on loans sold, fees from lending and deposit activities and gain on sale of real estate acquired through foreclosure and other assets. Blue Ash's most significant expenses are interest on deposits and borrowings and administrative expenses related to personnel, occupancy and equipment, federal deposit insurance premiums, data processing services, franchise taxes, advertising and federal income taxes.

         As an Ohio corporation, Towne Financial is authorized to engage in any activity permitted by Ohio General Corporation Law. As a savings and loan holding company, Towne Financial is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). As a "unitary" savings and loan holding company (i.e., one that has only one savings association subsidiary), the Corporation is generally not restricted under existing law in the types of business activities in which it or its subsidiary, other than Blue Ash, may engage provided that Blue Ash maintains a specific amount of its assets in housing-related and certain other investments. See "Regulation -- Holding Company Regulation."

         As a savings and loan association incorporated under the laws of the State of Ohio, Blue Ash is subject to comprehensive regulation, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the "FDIC") and the Ohio Department of Commerce, Division of Savings and Loan Associations (the "Division"). Deposits in Blue Ash are insured up to the applicable limits by the Savings Association Insurance Fund (the "SAIF") of the FDIC. Blue Ash is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB"), which is one of the 12 regional banks comprising the FHLB system. Blue Ash is further subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves required to be maintained against certain deposits and other matters. The business and regulation of Blue Ash are also subject to legislative changes from time to time. See "Regulation."

         The United States Congress is considering legislation to eliminate the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. As a result, Towne Financial might become subject to a different form of holding company regulation, which may limit the activities in which it may engage and subject it to other additional regulatory requirements, including separate capital requirements. In addition, Congress may eliminate the OTS, and Blue Ash may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Blue Ash may engage and would probably subject Blue Ash to more regulation by the FDIC. Towne Financial and Blue Ash cannot predict when or whether Congress may actually pass such legislation or whether such legislation will actually change the regulation and permissible activities of Towne Financial and Blue Ash. Although such legislation may change the activities in which both Towne Financial and Blue Ash may engage, it is not anticipated that their current activities will be materially affected by those activity limits.

         Towne Financial's activities have been limited primarily to holding the common shares of Blue Ash since acquiring such common shares in connection with the Conversion. Consequently, the following discussion focuses primarily on the business of Blue Ash.

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

         The following tables set forth certain information concerning the consolidated financial condition, earnings and other data regarding Towne Financial at the dates and for the years indicated. The consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. For additional information about the Corporation, reference is also made to "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     At June 30,
Selected consolidated financial   ---------------------------------------------------
condition and other data:            1997       1996       1995       1994       1993
                                  -------    -------    -------    -------    -------
                                                  (Dollars in thousands)
Total Amount of:
  Assets                         $102,558    $92,214    $79,484    $69,405    $75,508
  Interest-bearing deposits(1)      1,613      2,756      2,477      1,367      9,381
  Investment securities
   designated as held for sale -
   at lower of amortized cost or
   market(2)                          ---        ---        ---        ---      5,027
  Investment securities held to
   maturity - at amortized cost(2)  1,399      1,300        500      1,228        ---
  Mortgage-backed securities
   designated as held for
   sale - at lower of amortized
   cost or market(2)                  ---        ---        ---        ---     23,974
  Mortgage-backed securities
   designated as available
   for sale - at market(2)         15,269     15,680     11,803      8,959        ---
  Mortgage-backed securities
   held to maturity - at
   amortized cost(2)               11,463     11,948     13,173     14,607        ---
  Loans receivable - net(3)        66,817     55,071     45,783     38,771     31,633
  Deposits                         81,794     75,618     59,784     52,031     58,790
  Advances from the Federal
   Home Loan Bank                  12,000      8,424      8,318     10,000     10,000
  Obligations for securities
   sold under agreements to
   repurchase                         ---        ---      3,504        ---        ---
  Shareholders' equity - net,
   restricted(4)                    7,638      7,157      6,883      6,357      5,771

Number of:
  Real estate loans outstanding(5)(6) 960        853        749        644        596
  Deposit accounts                  7,521      7,609      6,772      6,239      6,789
  Full-service offices                  4          4          4          3          3

-------------------------
Footnotes on page 8.

                                                  Year ended June 30,
                                  ---------------------------------------------------
Summary of earnings:                 1997       1996       1995       1994       1993
                                  -------    -------    -------    -------    -------
                                          (In thousands, except per share data)

  Interest income                  $7,192     $6,410     $5,090     $4,564     $4,257
  Interest expense                  4,461      4,063      2,859      2,593      2,532
                                   ------     ------     ------     ------     ------
  Net interest income               2,731      2,347      2,231      1,971      1,725
  Provision for losses on loans        18         11        ---         30         59
                                   ------     ------     ------     ------     ------
  Net interest income after
    provision for losses on loans   2,713      2,336      2,231      1,941      1,666
  Other income                        212        470        262        207        628
  General, administrative and
    other expense                   2,359      2,001      1,873      1,673      1,289
                                   ------     ------     ------     ------      -----

  Earnings before federal income
    taxes and cumulative effect of
    changes in accounting methods     566        805        620        475      1,005

  Federal income taxes                201        284        229        142        301
                                   ------     ------     ------     ------     ------

  Earnings before cumulative
    effect of changes in accounting
    methods                           365        521        391        333        704
  Cumulative effect of changes in
    accounting methods(7)             ---        ---        ---        299        ---
                                   ------     ------     ------     ------     ------

Net earnings                       $  365     $  521     $  391     $  632     $  704
                                   ======     ======     ======     ======     ======

Earnings per common and common
 equivalent share:
  Earnings before cumulative
    effect of changes in
    accounting methods             $ 1.70     $ 2.51     $ 1.89     $ 1.61     $ 3.40
  Cumulative effect of changes
    in accounting methods             ---        ---        ---       1.44        ---
                                   ------     ------     ------     ------     ------

  Net earnings                     $ 1.70     $ 2.51     $ 1.89     $ 3.05     $ 3.40
                                   ======     ======     ======     ======     ======

Earnings per share - assuming
 full dilution:
  Earnings before cumulative
    effect of changes in
    accounting methods             $ 1.66     $ 2.51     $ 1.89     $ 1.61     $ 3.40
  Cumulative effect of changes
    in accounting methods             ---        ---        ---     $ 1.44        ---
                                   ------     ------     ------     ------     ------

  Net earnings                     $ 1.66     $ 2.51     $ 1.89     $ 3.05     $ 3.40
                                   ======     ======     ======     ======     ======

-------------------------
Footnotes on page 8.

(1) Includes federal funds sold, interest-bearing deposits in other financial institutions, certificates of deposit in other financial institutions and Federal Home Loan Bank stock.

(2) The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 115 as of June 30, 1994. In connection therewith, the Corporation reclassified all of its investment securities and mortgage-backed securities from held for sale to either an available for sale or held to maturity classification. For additional information, see Notes A-2 and B of Notes to Consolidated Financial Statements.

(3) Includes loans held for sale, which are recorded at the lower of cost or market value.

(4) See Notes I and K of Notes to Consolidated Financial Statements regarding restrictions on equity.

(5)      Includes home equity line of credit loans.

(6) Whole mortgage loans serviced by Blue Ash and sold in the secondary market are not included.

(7) Includes cumulative effect of changes in accounting for income taxes (SFAS No. 109) and investments in certain debt and equity securities (SFAS No. 115).

                                       At or for the Year ended June 30,
                                   ------------------------------------------
Selected Financial Ratios(1):       1997     1996      1995     1994     1993
                                   ------   ------    ------   ------   -----

Interest rate spread(2):
  Average during year               2.80%    2.66%     3.16%    2.72%    2.66%
  End of year                       2.75     2.52      2.73     2.91     2.99
Net yield on average
  interest-earning assets           2.99     2.86      3.30     2.85     2.93
Average interest-earning assets
  as a percentage of average
  interest-bearing liabilities    103.86   104.04    103.21   103.58   106.29
Return on equity (net earnings
  divided by average equity)(3)     4.99     7.28      6.02    10.42    13.02
Return on assets (net earnings
  divided by average total
  assets)(3)                        0.38     0.60      0.54     0.85     1.14
Equity-to-assets ratio (average
  equity divided by average
  total assets)                     7.57     8.19      8.89     8.18     8.77
Allowance for loan losses as a
  percentage of non-performing
  loans at end of year             60.55    34.22     72.85    36.85    69.09
Allowance for loan losses as a
  percentage of total loans at
  end of year                       0.37     0.42      0.48     0.57     0.60
Non-performing loans as a
  percentage of total loans
  at end of year(4)                 0.60     1.23      0.66     1.54     0.87
Non-performing assets as a
  percentage of total assets
  at end of year(4)                 0.39     0.73      0.38     1.10     0.98
General, administrative and other
  expense as a percentage of
  average total assets(3)           2.44     2.29      2.56     2.26     2.09

-------------------------

(1) With the exception of end of year ratios, all ratios are based on average monthly balances during the years presented.

(2) Interest rate spread represents the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.

(3) Before consideration of the non-recurring charge incurred in fiscal 1997 for the SAIF recapitalization assessment and the subsequent benefits resulting from reduced premiums, the ratios set forth below would have been as follows:

                   Return on equity                    7.64%
                   Return on assets                    0.58%
                   General, administrative and other
                     expense as a percentage of
                     average total assets              2.14%

(4) Non-performing loans consist of nonaccrual loans and accruing loans that are contractually past due 90 days or more, and non-performing assets consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.

LENDING ACTIVITIES

         GENERAL. The primary source of revenue to Blue Ash is interest and fee income derived from its lending activities. Blue Ash's primary lending activity is the origination, for the portfolio, of conventional first mortgage loans for the purchase or refinancing of residential real property secured by one-to-four family homes located in Blue Ash's lending area. Depending on certain interest rate risk considerations and the level of interest rates, in general, and whether the rates on these loans are fixed-rate, Blue Ash may sell such loans in the secondary market. Loans for the construction of one-to-four family homes, mortgage loans on multi-family properties containing five units or more, nonresidential properties, and secured home equity line of credit loans, are also offered by Blue Ash. Blue Ash has not originated for its portfolio any loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration; however, Blue Ash is a correspondent lender of Federal Housing Administration loans. Blue Ash originates and processes loans insured by the Federal Housing Administration for a local mortgage company, which, in turn, underwrites, closes and services the loans. From time to time, Blue Ash has also acted as a correspondent lender of nonconforming loans. Blue Ash originates and processes loans that are not in conformity with its current lending and underwriting standards for a local mortgage company, which, in turn, underwrites, closes and services the loans. In addition to mortgage lending, Blue Ash makes a limited amount of consumer loans, including loans secured by deposit accounts and automobile loans to its employees. To a lesser extent, to diversify its portfolio, Blue Ash from time to time purchases residential and other loans from other lending institutions.

         Federal regulations permit Blue Ash to invest without limitation in residential mortgage loans and up to four times its capital in loans secured by nonresidential or commercial real estate. Blue Ash is also permitted to invest in secured and nonsecured consumer loans in an amount not exceeding 35% of its total assets; however, such 35% limit may be exceeded for certain types of consumer loans, such as home equity, property improvement and education loans. In addition, Blue Ash is permitted to invest up to 10% of its total assets in secured (by other than real estate) and unsecured loans for commercial, corporate, business or agricultural purposes.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of Blue Ash's loan portfolio, including loans held for sale, in dollar amounts and in percentages, by type of loan and by type of security, as of the dates indicated.

                                                         At June 30,
                                  ------------------------------------------------------
                                       1997                1996               1995
                                  ----------------   -----------------  ----------------
                                          Percent             Percent           Percent
                                          of total            of total          of total
                                  Amount   loans      Amount   loans     Amount  loans
                                  ------  --------    ------  --------   ------ --------
                                                   (Dollars in thousands)
Type of loan:
 Residential real estate:
  Construction                   $ 2,277     3.4%    $ 2,512     4.6%    $ 2,619     5.7%
  1-4 family and multi-family(1)  55,257    82.7      42,739    77.6      33,722    73.7
 Nonresidential real estate(2)    10,437    15.6      11,561    21.0      10,710    23.4
 Land                                631     1.0         884     1.6         410     0.9
 Deposit account(3)                  250     0.4          96     0.2         121     0.3
 Consumer and other                    3      --           8      --           9      --
                                 -------   -----     -------   -----     -------   -----

   Total loans (before net items) 68,855   103.1      57,800   105.0      47,591   104.0

Less:
 Undisbursed portion of
  loans in process                (1,632)   (2.5)     (2,341)   (4.3)     (1,415)   (3.1)
 Deferred loan origination
  fees                              (162)   (0.2)       (157)   (0.3)       (173)   (0.4)
 Allowance for loan losses          (244)   (0.4)       (231)   (0.4)       (220)   (0.5)
                                 -------   -----     -------   -----     -------   -----

   Total loans - net(4)          $66,817   100.0%    $55,071   100.0%    $45,783   100.0%
                                 =======   =====     =======   =====     =======   =====

Type of security:
 Residential real estate
  1-4 family                     $54,525    81.6%    $42,318    76.9%    $34,146    74.6%
  Other dwelling units             3,009     4.5       2,933     5.3       2,195     4.8
 Nonresidential real estate       10,437    15.6      11,561    21.0      10,710    23.4
 Land                                631     1.0         884     1.6         410     0.9
 Deposit account                     250     0.4          96     0.2         121     0.3
 Other                                 3      --           8      --           9      --
                                 -------   -----     -------   -----     -------   -----

   Total loans (before net items) 68,855   103.1      57,800   105.0      47,591   104.0

Less:
 Undisbursed portion of
  loans in process                (1,632)   (2.5)     (2,341)   (4.3)     (1,415)   (3.1)
 Deferred loan origination
  fees                              (162)   (0.2)       (157)   (0.3)       (173)   (0.4)
 Allowance for loan losses          (244)   (0.4)       (231)   (0.4)       (220)   (0.5)
                                 -------   -----     -------   -----     -------   -----

   Total loans - net(4)          $66,817   100.0%    $55,071   100.0%    $45,783   100.0%
                                 =======   =====     =======   =====     =======   =====

-----------------------------

(1) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans and second mortgage loans.
(2)      Includes second mortgage loans.
(3) Loans have interest rates that adjust in accordance with the rates paid on Blue Ash's deposit accounts.
(4) Includes loans held for sale of $1.9 million and $566,000 at June 30, 1996 and 1995, respectively, which are recorded at the lower of cost or market value.

         LOANS. The following table sets forth certain information as of June 30, 1997, regarding the dollar amount of loans maturing in Blue Ash's portfolio, including loans held for sale, based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The table as presented takes into account normal amortization of Blue Ash's loan portfolio and does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                           Due 3-5   Due 5-10   Due 10-20   Due 20 or
                            Due during the year ending      years      years      years     more years
                                     June 30,               after      after      after       after
                             1998      1999       2000     6/30/97    6/30/97    6/30/97     6/30/97     Total
                           ------      ----       ----     -------    -------    -------     -------    ------
                                                              (In thousands)

Mortgage loans(1)(2):
 One-to-four family
  residential(3)(4):
   Adjustable              $  397    $  739     $  770     $1,754    $ 4,185     $11,833     $ 8,056    $27,734
   Fixed                      481       519        561      1,181      3,475       8,487      10,386     25,090
 Multi-family
  residential:
   Adjustable                  52        55         58        137        465       1,645         223      2,635
   Fixed                      107        62         18         40         17          --          --        244
 Nonresidential:
   Adjustable                 520       273        266        623      1,926       6,320         166     10,094
   Fixed                       10         9          8         18         60          46          --        151
 Land:
   Adjustable                 172       187        174         83         --          --          --        616
 Nonmortgage loans:
   Deposit account loans      250        --         --         --         --          --          --        250
   Consumer and other           2         1         --         --         --          --          --          3
                           ------    ------     ------     ------    -------     -------     -------    -------

      Total loans-net      $1,991    $1,845     $1,855     $3,836    $10,128     $28,331     $18,831    $66,817
                           ======    ======     ======     ======    =======     =======     =======    =======
---------------------------

(1) Amounts shown are net of unaccreted discounts on loans transferred to held for investment of $25,000, undisbursed portion of loans in process of $1,632,000, deferred loan origination fees of $162,000 and allowance for loan losses of $244,000.

(2)      Includes construction loans and second mortgage loans.

(3) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans.

(4) Includes loans held for sale, which are recorded at the lower of cost or market value.

         The following table sets forth the dollar amount of all loans, after net items, due after one year from June 30, 1997, which have predetermined interest rates and have floating or adjustable interest rates.

                                                                Floating or
                                            Predetermined       adjustable
                                                rates              rates
                                            -------------       ----------
                                                       (In thousands)

         Mortgage loans(1)(2):
          One-to-four family residential       $24,609            $27,337
          Multi-family residential                 137              2,583
          Nonresidential                           141              9,574
          Land                                      --                444
         Nonmortgage loans:
          Consumer and other                        --                  1
                                               -------            -------
                Total loans-net                $24,887            $39,939
                                               =======            =======
------------------------------

(1) Includes construction loans, second mortgage loans and home equity line of credit loans.

(2) Includes loans held for sale, which are recorded at the lower of cost or market value.

         REAL ESTATE LENDING STANDARDS. Effective in fiscal 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as an extension of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%) and one-to-four family residential (owner-occupied) (no maximum ratio; however, any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral). Blue Ash's loan policy complies with such Guidelines.

         LOAN CONCENTRATIONS. Blue Ash's primary lending activity is the origination of first mortgage loans to enable borrowers to purchase or refinance residential real property in its lending area. Blue Ash's lending area is defined as Hamilton, Clermont, Butler, Warren and Brown Counties in Southwestern Ohio; Dearborn County in Southeastern Indiana; and Kenton, Campbell and Boone Counties in Northern Kentucky. Blue Ash's lending efforts have historically focused on one-to-four family residential and multi-family residential real estate loans, which comprised approximately $55.7 million, or 83%, of the total loan portfolio, including loans held for sale, at June 30, 1997 and $43.7 million, or 79%, of the total loan portfolio, including loans held for sale, at June 30, 1996. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has provided Blue Ash with more than adequate collateral coverage in the event of default. Nevertheless, Blue Ash, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its lending area, thereby impairing collateral values. However, management is of the belief that residential real estate values in Blue Ash's lending area are presently stable. At

June 30, 1997, virtually all of Blue Ash's residential real estate loans consisted of "conventional" loans, which means that they are not insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.

         ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of Blue Ash has been the origination of permanent conventional loans secured by one-to-four family residences, primarily single-family residences, located within Blue Ash's primary lending area of Southwestern Ohio. In addition, Blue Ash makes second mortgage loans, as well as home equity line of credit loans underwritten on the same basis as first mortgage loans. Blue Ash also has a small percentage of loans secured by property located outside its primary lending area of Southwestern Ohio including a small percentage secured by real estate located in Indiana and Kentucky. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

         When originating one-to-four family residential mortgage loans, Blue Ash evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. All property securing one-to-four family real estate loans made by Blue Ash is appraised by independent appraisers selected by Blue Ash and subject to review by the management of Blue Ash. Blue Ash requires evidence of marketable title and lien position, as well as title insurance in certain circumstances, on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. Blue Ash may also require flood insurance to protect the property securing its interest.

         OTS regulations limit the amount which Blue Ash may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Blue Ash is permitted to lend up to 100% of the appraised value of the real property securing a loan (the ratio of the principal amount of the loan to the appraised value of the property securing the loan is referred to as the "loan-to-value ratio" or "LTV"). However, as a matter of policy, Blue Ash generally does not make conventional loans with loan-to-value ratios exceeding 80% and makes loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied one-unit residences. On loans with loan-to-value ratios in excess of 80%, Blue Ash generally requires that private mortgage insurance ("PMI") be obtained, with coverage of 25%-33% of the appraisal value of the property. In rare cases where the LTV is over 80% but less than 90%, the PMI requirement can be waived if the borrower is strong financially, the credit history is exceptional and the property securing the mortgage loan is in excellent condition. Loans with loan-to-value ratios in excess of 80% are generally required to have a mortgage escrow account from which disbursements are made for real estate taxes, hazard and flood insurance, and PMI. Additionally, Blue Ash originates under very specific guidelines, fixed-rate second mortgage loans and home equity line of credit loans with LTVs over 80% but less than 90% on owner-occupied single-family residences without the requirement of PMI. The loan amount on these loans are limited to $25,000 and the properties securing these loans must be in very good condition, the borrowers' credit history must be perfect over the past two years, the borrowers must have good job stability and the borrowers must have an established savings pattern.

         Adjustable-rate mortgage loans ("ARMs") are offered by Blue Ash for terms of up to 30 years for one-to-four family owner-occupied and nonowner-occupied properties. During fiscal 1996, Blue Ash increased its term to maturity from 25 years to 30 years on loans secured by nonowner-occupied one-to-four family properties. The interest rate adjustment periods on the ARMs are either one-year, two-year, three-year, or one-year following an initial rate set for three-years or five-years. The interest rate adjustments on all the ARMs presently originated by Blue Ash are tied to changes in the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year as made available by the Board of Governors of the Federal Reserve System (the "Index"). The interest rate for the ARM period is increased or decreased by the amount of change in the Index between the date the interest rate was set and the date of the ARM adjustment rounded to the nearest one-eighth of one percent. Rate adjustments are computed by adding a stated margin (between 2.75% and 3.50% at June 30, 1997 for single-family owner-occupied property and between 3.25% - 4.00% on nonowner-occupied one-to-four family property at June 30, 1997) to the Index. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. Blue Ash also offers a "convertible" one-year ARM loan which is secured by either one or two-family owner-occupied property. This convertible ARM is similar to the standard one-year ARM in all features, except that the borrower under the one-year "convertible" ARM has the option to convert it to a fixed-rate mortgage loan any time after the first payment is made up to five years after the origination date. The stated margin on the "convertible" one-year ARM is 3.25% at June 30, 1997, which differs from the stated margin of 2.75% on the standard one-year ARM at June 30, 1997.

         Blue Ash offers ARMs with initial rates lower than the sum of the Index plus the margin ("introductory" rates), determined by Blue Ash based on various factors, including market conditions and competitive rates for loans having similar features offered by other lenders for such initial periods. The initial rate is also dependent, in part, on how often the rate can be adjusted. The initial interest rates on Blue Ash's one or two-family owner-occupied ARMs ranged from 6.38% to 8.13% per annum at June 30, 1997. The initial interest rate on Blue Ash's nonowner-occupied one-to-four family investment ARMs ranged from 8.00% to 9.00% per annum at June 30, 1997. Further, the initial interest rate offered on the one-year "convertible" ARM was 6.25% per annum at June 30, 1997. Such ARM loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Blue Ash's underwriting of such loans. At June 30, 1997, Blue Ash offered initial interest rates on the ARMs it originates that were 0.63% to 2.00% below the rate that would be indicated by reference to the repricing formula. On the "convertible" one-year ARM, the introductory rate was 2.63% below the fully-indexed rate at June 30, 1997. Blue Ash's delinquency experience on its ARMs has generally been satisfactory to date. In addition, the loans in Blue Ash's portfolio generally contain a due on sale clause, and Blue Ash does not generally permit ARMs to be assumed by borrowers. Blue Ash does not offer ARMs with negative amortization and the terms and conditions of the ARMs offered by Blue Ash, including the index for interest rates, may vary from time to time.

         Blue Ash has in the past issued ARMs tied to different indexes. One such index was the three-year constant maturity U.S. Treasury Index. Another index was the monthly average cost of savings, borrowings and advances of members of the FHLB of San Francisco ("the Eleventh District Cost of Funds Index"). Interest rates on ARMs tied to the Eleventh District Cost of Funds Index are adjusted periodically to a rate typically equal to 225-325 basis points (100 basis points equals 1%) over this index.

         Blue Ash originates ARMs secured by junior mortgages on residential properties of single-family units with maturities of up to 10 years. The ARMs are adjusted monthly to a rate typically equal to either zero, 100, 200 or 250 basis points above the "bank prime loan" rate as reported in THE WALL STREET JOURNAL. The maximum total loan-to-value ratio, taking into account all liens on the security property, for second mortgage adjustable-rate loans secured by owner-occupied residential properties of single-family units is generally 80%, although Blue Ash may lend up to 95% under certain circumstances. Blue Ash originated approximately $1.9 million in adjustable-rate second mortgage loans during the year ended June 30, 1997, and such loans of $2.1 million represented 3.1% of total loans, including loans held for sale, at June 30, 1997.

         Blue Ash's total adjustable-rate one-to-four family residential real estate loan portfolio was approximately $27.7 million at June 30, 1997, and represented 52.5% of the one-to-four family residential real estate loan portfolio at such date. In addition, Blue Ash had outstanding commitments to fund $400,000 in one-to-four family ARMs at interest rates of 9.50% at June 30, 1997.

         Historically, Blue Ash originated for retention in its own portfolio fixed-rate loans secured by one-to-four family residential real estate. In the early 1980s, in order to reduce its exposure to changes in interest rates, Blue Ash began to emphasize the origination of ARMs. In late 1989, however, in response to decreasing interest rates, Blue Ash began to increase the amount of fixed-rate mortgage loans it originated. Throughout 1990 and 1991, the demand for fixed-rate mortgage loans continued to increase as interest rates declined. In response to the increasing volume of fixed-rate loan originations, in 1991 Blue Ash began selling to the Federal Home Loan Mortgage Corporation (the "FHLMC") virtually all of its conforming fixed-rate mortgage loans originated. Such strategy was employed by management in order to reduce Blue Ash's interest rate risk exposure of generally holding fixed-rate loans in the portfolio during low interest rate environments.

         In reviewing its asset and liability mix as well as the interest rate sensitivity to such assets and liabilities during fiscal 1996, Blue Ash changed its strategy from that initially adopted in 1991 with respect to fixed-rate mortgage loans. Instead of originating for sale all residential fixed-rate loans, management elected to portfolio fixed-rate loans subject to certain interest rate risk limitations. Such a strategy adopted by Blue Ash was predicated upon its positive gap position in fiscal 1996 and its primary objective of maximizing net interest income rather than strictly matching the interest rate sensitivity of its assets and liabilities, so as to increase its interest rate spread and core earnings. Management chose to sell fewer loans because the interest rate environment made holding loans in Blue Ash's portfolio and funding lending activities through net deposit inflows more beneficial. It was management's belief that Blue Ash could retain a greater percentage of fixed-rate loans in the portfolio without subjecting Blue Ash to an inordinate amount of interest rate risk exposure attendant with holding fixed-rate loans in the portfolio. As a result of this change in strategy and absent a declining interest rate environment, secondary market activities were limited in fiscal 1997. This strategy change in originating fixed-rate mortgage loans during fiscal 1996 was carried over into fiscal 1997 and was consistent with Blue Ash's long-term goals and objectives of continued growth and increased profitability. In addition, this change in strategy gives Blue Ash the added flexibility of originating loans for sale or retaining them in the portfolio depending upon interest rate and market conditions and asset and liability management goals.

         Fixed-rate mortgage loans were offered by Blue Ash with terms to maturity of 30 years at interest rates of 8.00% - 8.38%, 20 years at interest rates of 7.88% - 8.25% and 15 years at interest rates of 7.75% - 8.13% at June 30, 1997. Substantially all of the fixed-rate mortgage loans in Blue Ash's loan portfolio contain a due-on-sale clause providing that Blue Ash may declare the unpaid amount due and payable upon the sale of or transfer of any interest in the property securing the loan. Blue Ash enforces these due-on-sale clauses to the extent permitted by law. Fixed-rate loans secured by one-to-four family residential real estate loans, amounting to $25.1 million, constituted 47.5% of Blue Ash's loan portfolio for these types of loans at June 30, 1997. Blue Ash had outstanding commitments of $1.2 million to fund fixed-rate mortgage loans at rates ranging from 7.63% to 9.50% at June 30, 1997, which were subsequently disbursed in July of 1997 and designated by management for the portfolio.

         Blue Ash's one-to-four family residential real estate loan portfolio, which includes loans held for sale, construction loans and home equity line of credit loans, was approximately $52.8 million at June 30, 1997, and represented 79.1% of total loans at such date. At such date, loans secured by one-to-four family residential real estate with outstanding balances of $1.2 million, or 2.2% of the total one-to-four family residential real estate loan balance, were delinquent 30 days or more. See "Delinquent Loans, Non-performing Assets and Classified Assets."

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one-to-four family properties, Blue Ash makes loans secured by multi-family properties (generally apartment buildings) containing over four units. Multi-family loans were generally made with terms to maturity of up to 20 years. During fiscal 1997, however, Blue Ash changed its terms on originating multi-family loans by offering them with terms to maturity of up to 25 years and a 30-year amortization period. Such loans are currently made with adjustable interest rates and are limited to a 75% loan-to-value ratio. The interest rate adjustment periods offered on these multi-family unit loans are generally one-year or three-year, and are tied to the one-year and three-year Treasury Securities' rates, respectively. Blue Ash also offers a ten-year/one-year adjustable-rate loan that adjusts every year following an initial rate set for ten years. This ARM is initially tied to the ten-year U.S. Treasury index and then the one-year U.S. Treasury index at each adjustment date thereafter. Rate adjustments are computed by adding a stated margin, typically 3.50%, to the Index. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on Blue Ash's ARMs for multi-family mortgages is generally 2.0%, with no lifetime interest rate cap. The ten-year/one-year ARM has no periodic interest rate cap and a lifetime interest rate cap of 6.0%.

         Multi-family lending is generally viewed as exposing the lender to a greater risk than one-to-four family residential lending. Such loans typically involve higher loan principal amounts and repayment of the loan generally is dependent, in large part, on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside the control of the borrower or lender, such as rent control laws, which impact the future cash flow of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family residential lending. Blue Ash believes that its experience in making multi-family residential loans and its loan underwriting criteria are factors in reducing Blue Ash's exposure to such credit risk. Blue Ash generally requires that the property securing the loan generate a positive cash flow after giving effect to debt service and other expenses. Blue Ash's underwriting criteria include: an evaluation of the reputation of the borrower; the amount of the borrower's equity in the project; sales and leasing information and projections; and cash flow projections. Blue Ash also attempts to reduce the risk associated with multi-family lending by obtaining personal guarantees on loans made to corporations and partnerships, and where deemed necessary, Blue Ash obtains additional collateral. In addition, Blue Ash currently requires that borrowers agree to submit financial statements annually to enable Blue Ash to monitor the loan more effectively.

         At June 30, 1997, Blue Ash had $2.9 million in outstanding multi-family residential real estate loans representing 4.3% of total loans at that date. Of the multi-family real estate portfolio, there were two loans totaling $1.2 million at June 30, 1997 which had balances of $500,000 or more. Blue Ash's multi-family real estate consist primarily of loans secured by apartment buildings which are primarily located in its lending area. Generally, these apartment buildings are small with an average of 6 to 12 units. However, occasionally, the loans are secured by larger developments. Blue Ash's largest multi-family real estate loan, which is a participation loan that is serviced by another financial institution, amounted to $679,000 at June 30, 1997 and was secured by a 49-unit apartment complex. Blue Ash's second largest multi-family real estate loan amounted to $541,000 at June 30, 1997 and was secured by a 39-unit apartment building. The secured property on both of these loans are located in Blue Ash's lending area and both were performing according to their original loan terms at June 30, 1997. The real estate securing all multi-family loans is located in Blue Ash's primary lending area of Southwestern Ohio. At such date, there were no loans secured by multi-family residential real estate that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         CONSTRUCTION LOANS. Blue Ash makes construction loans on residential and nonresidential real estate properties. Specifically, Blue Ash originates construction loans to individuals for the construction of their residences as well as to builders and, to a lesser extent, developers, for the construction of one-to-four family residences and condominiums, the development of one-to-four family lots and the development of multi-family and nonresidential property in Blue Ash's lending area.

         Construction loans to individuals for their residences are typically structured to be converted to permanent loans at the end of the construction phase, which normally runs six months. These construction loans have rates and terms which match any one-to-four family loans offered by Blue Ash, except that during the construction phase the borrower pays interest only. Loan origination fees of 1% are typically charged. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. The majority of the construction loans originated by Blue Ash are made to owner-occupants for construction of single-family homes. At June 30, 1997, Blue Ash had $295,000 of construction loans to borrowers intending to live in the properties upon completion of construction. Of these construction loans to individual borrowers, there were no loans delinquent 30 days or more at June 30, 1997.

See "Delinquent Loans, Non-Performing Assets and Classified Assets".

         Construction loans to builders of one-to-four family residences require the payment of interest only and typically have terms to maturity of 12 to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which float with changes in the specific prime rate. At June 30, 1997, such loans were being offered at an interest rate of 1% over the composite prime rate of 75% of the thirty largest U.S. banks, as reported by THE WALL STREET JOURNAL. Loan origination fees of 1% are typically charged. At June 30, 1997, Blue Ash had $462,000 in construction loans to builders of one-to-four family residences with no loans over $332,000. Of these residential loans to builders, $1,000 were delinquent 30 days or more at June 30, 1997. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         Blue Ash also makes loans to builders for the purpose of developing one-to-four family lots. These loans typically have terms of up to five years, with an amortization period of ten years and a maximum LTV of 75%. These loans are adjustable and the interest rates are based on 2% over the specific prime rate. Loan origination fees of 2% are typically charged. The principal on these loans is typically paid down as lots are sold. At June 30, 1997, Blue Ash had no loans classified as development loans. Finally, Blue Ash, from time to time, makes loans to individuals and builders for multi-family and nonresidential construction. At June 30, 1997, Blue Ash had one multi-family construction loan that was purchased from another financial institution with a net balance of $96,000, which was secured by a multi-building condominium project.

         Construction loans for nonowner-occupied properties generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, construction loans in general are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Blue Ash would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Blue Ash attempts to mitigate this risk by, among other things, making its construction loans to developers and builders with whom it is familiar and who, in the opinion of management, have established a record of successful development or construction for sale. Blue Ash's construction loans generally are secured by property located in its lending area, and the economy of such lending area has been relatively stable. Blue Ash generally requires that construction loans be made with recourse to the borrower.

         NONRESIDENTIAL REAL ESTATE LOANS. In order to enhance portfolio yield and decrease the average term to repricing of its assets, Blue Ash also makes loans secured by nonresidential real estate consisting primarily of retail properties, warehouses, churches, office buildings and loans secured by a few special-purpose buildings. Such nonresidential loans are made only with adjustable rates of interest and have terms to maturity of up to 25 years and a maximum LTV of 75%. During fiscal 1997, Blue Ash changed its terms regarding the origination of nonresidential real estate loans. Instead of originating such loans with terms to maturity of 20 years, Blue Ash extended the term to maturity to 25 years with a 30-year amortization period. The interest rate adjustment periods offered on nonresidential loans are one-year, three-year and ten-year, and are tied to the one-year, three-year and ten-year Treasury Securities' rates, respectively. Rate adjustments are computed by adding a stated margin, typically 3.5%, to the Index. The periodic interest rate cap on Blue Ash's ARMs for nonresidential mortgages is generally 2.0%, with no lifetime interest rate cap. Prior to fiscal 1994, Blue Ash had a lifetime interest rate cap of 6.0% over the term of the loan. Blue Ash also has a ten-year/one-year ARM that adjusts every year after an initial ten-year rate set. This ARM is initially tied to the 10-year U.S. Treasury index and then the one-year U.S. Treasury index on each adjustment date thereafter. Unlike the one-year and three-year ARM, there is no periodic cap and there is a 6% lifetime cap on the ten-year/one-year ARM.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk then residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Blue Ash generally requires that the property securing the loan generate a positive cash flow after giving effect to debt service and other expenses. Blue Ash has endeavored to reduce the risk in nonresidential lending by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Blue Ash also reviews any tenant leases and requires that the payments under such leases be assigned to the Company. Blue Ash currently requires borrowers to agree to submit financial statements annually to allow Blue Ash to effectively monitor the loan. Additionally, Blue Ash's nonresidential loans are relatively small and are secured by small nonresidential properties which are frequently occupied by the borrower. Management believes that these types of nonresidential properties, especially in Blue Ash's lending area, have not been as depressed as in other regions of the country. Blue Ash follows strict underwriting guidelines before originating these types of loans, and Blue Ash does not originate such loans beyond its normal lending territory.

         Under OTS capital regulations, Blue Ash is required to maintain higher amounts of capital for nonresidential real estate loans as compared to qualifying residential mortgage loans, to reflect a perceived higher degree of credit risk associated with such assets. See "Regulation -- Regulatory Capital Requirements."

         Blue Ash is currently, and has in the past, been active in the origination of loans secured by nonresidential real estate properties. At June 30, 1997, nonresidential real estate loans outstanding totaled $10.2 million and represented 15.3% of the total net loan portfolio. This compared to $10.4 million in nonresidential real estate loans outstanding at June 30, 1996, or 18.9% of total net loans. The great majority of this nonresidential loan portfolio was created during fiscal 1994 and 1993 as a result of loan originations of $7.6 million and $6.6 million, respectively. Loan originations during fiscal 1997 and 1996 amounted to only $2.3 million and $749,000, respectively, as Blue Ash was not as actively involved in such nonresidential lending to the same degree as fiscal 1994 and 1993. Blue Ash's largest nonresidential loan is secured by a warehouse/office structure located in Sharonville, Ohio. Such loan had a balance of $732,000 at June 30, 1997. Blue Ash's second largest nonresidential real estate loan in the portfolio amounted to $704,000 at June 30, 1997 and was secured by six warehouse buildings located in Fairfield, Ohio. Both of these loans are located in Blue Ash's lending area and were performing according to their original loan terms at June 30, 1997. Blue Ash had total outstanding commitments of approximately $2.3 million to originate nonresidential real estate loans at June 30, 1997. Such commitments consisted solely of one adjustable-rate loan, secured by a wedding reception and banquet facility, with an interest rate of 9.25%, of which $1.3 million of the loan was committed to be sold on a participating basis to another financial institution at June 30, 1997, due to loans-to-one borrower limitations. At June 30, 1997, Blue Ash had $227,000 in outstanding nonresidential loans that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         LAND LOANS. Blue Ash makes loans secured by unimproved real estate. These land loans are originated as adjustable-rate loans for terms up to five years, with an amortization period of ten years and a maximum LTV of 75%. The interest rates on these loans are generally based on the specified prime rate as previously discussed plus 2%. At June 30, 1997, Blue Ash had $616,000, or 0.9% of total loans, in outstanding land loans. At such date, Blue Ash had $82,000 in outstanding land loans that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         CONSUMER LOANS. Blue Ash makes consumer loans almost exclusively to depositors on the security of their deposit accounts. Such loans are made at adjustable rates of interest, and the principal amount of the loan cannot exceed 90% of the face value of the pledged deposit. Interest is due monthly or quarterly, and principal is due on demand. The interest rate on these loans is usually 2% above the rate paid on the amount used for collateral. Additionally, on a rare occasion, Blue Ash originates automobile loans solely to its employees at an adjustable rate of interest equal to the specified prime rate. These automobile loans are not available to the directors or executive officers. At June 30, 1997, Blue Ash had approximately $253,000, or 0.4% of total loans, invested in deposit and other consumer loans.

         HOME EQUITY LINES OF CREDIT AND SECOND MORTGAGES. Blue Ash offers home equity line of credit loans. These are typically secured by second mortgages. The line of credit agreements currently being offered by Blue Ash provide that borrowers can obtain advances up to their credit limit for a period of ten years, and at that time, they must repay any remaining outstanding balance. Home equity line of credit loans generally have interest rates which adjust monthly based on changes in the composite prime rate of 75% of the thirty largest U.S. banks, as reported by THE WALL STREET JOURNAL. Blue Ash typically originates home equity line of credit loans based on a combined LTV of not more than 80% for the first mortgage and the line of credit. However, Blue Ash does offer home equity line of credit loans up to a total LTV of 90% based upon certain specified criteria, with a maximum loan amount of $25,000. In order to qualify for such terms, the property securing the loan has to be in very good condition and the borrower has to have good job stability, perfect credit history over the last two years and an established savings pattern. Additionally, second mortgage loans are also made for terms to maturity of up to ten years, typically at fixed rates of interest. Such loans are secured by a second mortgage on the property which Blue Ash typically holds a first mortgage.

         During the year ended June 30, 1997, Blue Ash originated $2.6 million in home equity line of credit loans. The outstanding loan balance of such loans, totaling $2.7 million, represented 4.0% of the total loans outstanding at June 30, 1997. At such date, home equity line of credit loans of $129,000 were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         COMMERCIAL LOANS. Blue Ash does not issue any letters of credit and originate or purchase any loans for commercial, business or agricultural purposes, other than loans secured by real estate.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by Blue Ash's lending staff and Board of Directors, and walk-in customers.

         Loan applications for permanent mortgage loans are taken by one of Blue Ash's branch managers or loan officers. Blue Ash obtains a credit report, verification of employment and other documentation concerning the credit-worthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an independent fee appraiser approved by the Board of Directors. For residential properties, an environmental study is conducted only if the appraiser or a director has reason to believe that an environmental problem may exist. For most nonresidential properties, an environmental report is required. For most multi-family and nonresidential mortgage loans, a personal guarantee of the borrower's obligation to repay the loan is required. Blue Ash also obtains information with respect to prior projects completed by the borrower. Upon completion of the appraisal and the receipt of information on the borrower, the application for a loan is submitted to the Loan Committee and/or the Board of Directors for approval or rejection. Any loan application which does not conform in all respects with Blue Ash's underwriting guidelines are reviewed and accepted or rejected by the full Board of Directors.

         In the approval process for the loans it originates, Blue Ash assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. On ARM loans, Blue Ash currently qualifies the applicant based on his or her ability to repay the loan based on the fully-indexed rate, not the introductory rate. At June 30, 1997, Blue Ash's introductory ARM rates are approximately 13 to 263 basis points below the fully-indexed rates.

         If a mortgage loan application is approved, an attorney's opinion of title is obtained on the real estate which will secure the mortgage loan. Blue Ash does not obtain title insurance, unless the property securing the loan is a planned unit development ("PUD") or a condominium on a fixed-rate loan or the property is multi-family or nonresidential real estate. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Blue Ash as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Blue Ash also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral.

         Certain of Blue Ash's loans carry prepayment penalties and provisions that the entire balance of the loan is due upon sale of the property securing the loan.

         LOAN ORIGINATIONS, PURCHASES AND SALES. During the past several years, Blue Ash has been actively originating new fixed-rate and adjustable-rate loans. Adjustable-rate loans originated by Blue Ash are generally held in Blue Ash's loan portfolio. Fixed-rate loans are originated in a manner which will facilitate their sale in the secondary market, even though Blue Ash might retain for the portfolio certain of these loans. In the early 1980's, Blue Ash originated mortgage loans only at adjustable rates. In the late 1980's, Blue Ash began originating a limited amount of fixed-rate mortgage loans, most of which it held in its portfolio. In late 1991, Blue Ash commenced selling substantially all of its fixed-rate mortgage loans it had originated. During fiscal 1996, however, Blue Ash changed its strategy with respect to fixed-rate loans. Instead of originating for sale substantially all of its fixed-rate loans, Blue Ash elected to retain these loans for the portfolio subject to certain interest rate risk considerations. Such a change in strategy was due in part to Blue Ash's positive gap position in fiscal 1996 and was consistent with its long-term goals and objectives of continued growth and profitability. When loans are sold, Blue Ash retains the responsibility for servicing the loans, and serviced $41.6 million, $47.6 million and $48.2 million of loans held by others at June 30, 1997, 1996 and 1995, respectively. Blue Ash receives servicing income of 0.25% to 0.38% per year on the principal balance of the loans it services.

         Blue Ash has generally not participated in loans originated by other institutions to a large extent. However, Blue Ash has in its portfolio participations originated and serviced by others totaling $1.4 million at June 30, 1997. Blue Ash will consider further participation in loans in the future if management deems it to be in the interest of Blue Ash.

         The following table presents Blue Ash's origination, purchase and sale activities with respect to its loans and mortgage-backed securities during the years indicated.

                                                                    Year ended June 30,
                                                               --------------------------
                                                               1997        1996      1995
                                                               ----        ----      ----
                                                                     (In thousands)

         Loans originated:
          Construction                                        $ 2,509    $ 2,866   $ 2,207
          1-to-4 family                                        20,115     23,341    14,728
          Home equity lines of credit                           2,578      1,387     1,239
          5 or more units                                         530        505        --
          Nonresidential real estate                            2,345        749     1,505
          Land                                                    187        500       200
          Deposit account                                         402         83       131
          Consumer and other                                       --         12        --
                                                              -------    -------   -------
             Total loans originated(1)                        $28,666    $29,443   $20,010
                                                              =======    =======   =======

         Loans and mortgage-backed
          securities purchased:
          Loans                                               $   258    $    49   $   350
          Repurchase of loans sold in
           the secondary market                                    --         --       702
          Insured, guaranteed or
           collateralized mortgage-backed
           securities(2)                                        2,021     16,475     3,988
                                                              -------    -------   -------
             Total loans and mortgage-
              backed securities purchased                     $ 2,279    $16,524   $ 5,040
                                                              =======    =======   =======

         Loans and mortgage-backed
          securities sold:
          Residential real estate loans                       $ 1,949    $ 8,201   $ 4,207
          Nonresidential real estate loans                         --         --       499
          Mortgage-backed securities(3)                         1,148     10,803       861
                                                              -------    -------   -------
             Total loans and mortgage-
              backed securities sold                          $ 3,097    $19,004   $ 5,567
                                                              =======    =======   =======

------------------------------

(1)      Includes loans originated for sale in the secondary market.

(2) Includes securities designated as available for sale and held to maturity.

(3)      Includes securities designated as available for sale.

         OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's unimpaired capital and unimpaired surplus (collectively, "Unimpaired Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Unimpaired Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In addition, the regulations require that loans to certain related or affiliated borrowers be aggregated for purposes of such limits. Two exceptions to these limits permit loans to one borrower of up to $500,000 "for any purpose" and, subject to certain conditions, including OTS prior approval, loans to one borrower for the development of domestic residential housing units in amounts up to the lesser of $30,000,000, or 30% of the savings association's Unimpaired Capital.

         Based upon such limits, Blue Ash was able to lend approximately $1.1 million to any one borrower at June 30, 1997. Blue Ash's five largest loans or groups of loans to one borrower, including related entities, aggregated $888,000, $791,000, $732,000, $704,000 and $683,000 at June 30, 1997. The $888,000 loan concentration consisted of seven nonowner-occupied single-family residences and one land loan which are all concentrated within the same general local area. The $791,000 loan concentration consisted of two nonowner-occupied single-family mortgage loans, one line of credit loan secured by a single-family nonowner-occupied residence and one line of credit loan secured by land in Blue Ash's lending area. All of Blue Ash's five largest loans or groups of loans were performing in accordance with their original loan terms at June 30, 1997, and all were located in Blue Ash's lending area.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, Blue Ash realizes loan origination fee and other fee income from its lending activities and also realizes income from late payment charges, application fees, prepayments of loans, loan modifications, changes in property ownership and for other miscellaneous services. Loan origination fees, or "points," are paid by borrowers for mortgage loans.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with SFAS No. 91 as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Blue Ash attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly. For mortgage loans, a notice is mailed to the borrower after a payment is 15 days past due and a late penalty is assessed against the borrower at such time. After a payment is 30 days past due, the loan is scheduled for individual attention. Additional late notices are sent to the borrower followed by a telephone call, if necessary. After a payment is 60 days past due, Blue Ash sends the borrower a notice of default. Blue Ash then reviews the status of such loan more closely and, if appropriate, appraises the condition of the property and reviews the financial circumstances of the borrower. Based upon the results of any such investigation, Blue Ash may: (1) counsel the borrower to develop a repayment program for the collection of past due amounts; (2) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; or (3) request a deed-in-lieu of foreclosure. When a loan becomes delinquent more than 90 days, foreclosure proceedings or other proceedings, as necessary, are generally initiated to minimize any potential loss. This process may be accelerated for consumer borrowers or other borrowers if Blue Ash feels that acceleration may be warranted based on underlying circumstances. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Blue Ash.

         Real estate acquired by Blue Ash as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired, at the date of acquisition, it is initially recorded at fair value establishing a new cost basis and any writedown or writeup resulting therefrom is charged or credited to the allowance for possible loan losses. After foreclosure, valuations are periodically performed by management and the real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated selling expenses. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. If the fair value of real estate acquired through foreclosure less estimated selling expenses subsequently increases and is greater than the carrying amount, the real estate valuation allowance is reduced to, but not below zero. Increases or decreases in the real estate valuation are charged or credited to income. Between the date a loan becomes delinquent and the date it is acquired by Blue Ash, all costs incurred in maintaining Blue Ash's interest in the property are capitalized in an amount which may not exceed the estimated fair value. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized in an amount which may not exceed the estimated fair value less the estimated disposition costs. At June 30, 1997, Blue Ash did not have any outstanding balance in real estate acquired through foreclosure.

         Under generally accepted accounting principles, Blue Ash is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Blue Ash, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that Blue Ash would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. Blue Ash did not have any loans which were classified as a troubled debt restructuring at June 30, 1997.

         Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Blue Ash does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. Blue Ash had $377,000, $541,000 and $277,000 of accruing loans delinquent more than 90 days as of June 30, 1997, 1996 and 1995, respectively.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated, in dollar amounts and as a percentage of each category of Blue Ash's loan portfolio. The amounts presented represent the recorded investment after deduction for specific valuation allowances of the related loans, rather than the actual payment amounts which are past due.


                                                          At June 30,
                        ---------------------------------------------------------------------------------
                                1997(1)                      1996                        1995
                        -----------------------------------------------------------------------------------
                                        Percent                     Percent                     Percent
                                        of total                    of total                    of total
                        Number Amount(2) loans(3)   Number Amount(2) loans(3)   Number Amount(2) loans(3)
                        ------ --------- --------   ------ --------- --------   ------ --------- --------
                                                      (Dollars in thousands)
Loan delinquent for(4):
 30-59 days               14    $  526   0.79%        12    $  422    0.77%       15    $1,090    2.38%
 60-89 days                8       564   0.84          5       309    0.56         8       639    1.39
 90 days and over          8       403   0.60         10       675    1.22        11       301    0.66
                          --    ------   ----         --    ------    ----        --    ------    ----
  Total delinquent loans  30    $1,493   2.23%        27    $1,406    2.55%       34    $2,030    4.43%
                          ==    ======   ====         ==    ======    ====        ==    ======    ====

----------------------------------

(1) At June 30, 1997, delinquencies of 30 days or more include 21 one-to-four family residential loans with outstanding balances totaling $1,054,000, one residential construction loan with an outstanding balance totaling $1,000, three nonresidential loans with outstanding balances totaling $227,000, two land loans with outstanding balances totaling $82,000, and three home equity line of credit loans with outstanding balances totaling $129,000.

(2) Amounts shown are net of specific valuation allowances, undisbursed portion of loans in process and deferred loan origination fees.

(3) Includes loans held for sale, which are recorded at the lower of cost or market value.

(4) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

         Blue Ash adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" on July 1, 1995. Under SFAS No. 114, a loan is considered impaired based on current information and events, if it is probable that Blue Ash will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At June 30, 1997 and 1996, Blue Ash had not identified any loans as being impaired under SFAS No. 114, nor were any loans so designated during the years ended June 30, 1997 and 1996.

         The following table sets forth information with respect to non-performing assets identified by Blue Ash, including nonaccrual loans, accruing loans delinquent 90 days or more, restructured loans, real estate acquired through foreclosure and total non-performing assets, at the dates indicated.

                                                June 30,
                                       -------------------------
                                       1997       1996      1995
                                       ----       ----      ----
                                        (Dollars in thousands)
Accruing loans delinquent
 90 days or more                       $377       $541      $277

Loans accounted for on a
 nonaccrual basis:
  One-to-four family residential         26        134        --
  Nonresidential real estate             --         --        24
  Consumer and other                     --         --         1
                                       ----       ----      ----

Total nonaccrual loans                   26        134        25

Other non-performing assets              --         --        --
                                       ----       ----      ----

Total non-performing assets            $403       $675      $302
                                       ====       ====      ====

Total non-performing loans as
 a percentage of total loans           0.60%      1.23%     0.66%
                                       ====       ====      ====

Total non-performing assets as
 a percentage of total assets          0.39%      0.73%     0.38%
                                       ====       ====      ====

Specific loan loss allowance           $ --       $  5      $ --
General loan loss allowance
 (unallocated as to any
  specific loan type)                   244        226       220
                                       ----       ----      ----

Total loan loss allowance              $244       $231      $220
                                       ====       ====      ====

Allowance for loan losses as a
 percentage of non-performing loans    60.5%      34.2%     72.8%
                                       ====       ====      ====

Allowance for loan losses as a
 percentage of non-performing assets   60.5%      34.2%     72.8%
                                       ====       ====      ====


         Blue Ash's nonaccrual loans at June 30, 1997 consisted of one single-family residential loan with an aggregate book value, less specific valuation allowances, if any, of $26,000. Such residential real estate loan was located in Blue Ash's designated lending area. At June 30, 1997, accruing loans delinquent more than 90 days consisted of seven loans totaling $377,000, of which five loans totaling $295,000 consisted of single-family real estate and two loans of $82,000 consisted of land.

         During the years ended June 30, 1997 and 1996, interest income which would have been recognized if nonaccrual loans had performed pursuant to contractual terms totaled approximately $1,000 and $4,000. Blue Ash incurred no loss of interest income due to nonaccrual loans for the year ended June 30, 1995. At June 30, 1997, there are no loans which are not currently classified as nonaccrual, 90 days past due or restructured where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         OTS regulations require that each insured savings institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         Generally, Blue Ash classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At June 30, 1997, Blue Ash's classified assets totaled $478,000, or 0.5% of total assets.

         The aggregate amounts of Blue Ash's classified assets at the dates indicated were as follows:

                                               June 30,
                                       -------------------------
                                       1997       1996      1995
                                       ----       ----      ----
                                             (In thousands)
Classified assets:
 Special Mention                       $ 75       $ --      $ 36
 Substandard                            403        676       255
 Doubtful                                --         --        --
 Loss                                    --          5        --
                                       ----       ----      ----

    Total classified assets            $478       $681      $291
                                       ====       ====      ====


         In connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. Blue Ash had no disagreements with the examiners regarding the classification of assets at the time of the last examination.

         OTS regulations require that Blue Ash establish prudent general valuation allowances for loan losses on any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Blue Ash must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. For information concerning a recent OTS proposal which provides specific guidance in establishing and maintaining general loss allowances with respect to classified and other assets, see "Allowance for Loan Losses."

         ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. The allowance for loan losses is based on estimated net realizable values unless it is probable that loans will be foreclosed, in which case allowances for loan losses are based on fair value. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the designated lending area, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. The allowance is increased by provisions for loan losses which are charged against income. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note A-6 of Notes to Consolidated Financial Statements.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review Blue Ash's allowance for loan losses. Such agencies may require Blue Ash to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

         At June 30, 1997, 1996 and 1995, Blue Ash's allowance for loan losses totaled $244,000, $231,000 and $220,000, respectively, none of which was allocated to a particular type of loan at June 30, 1997 and 1995. At June 30, 1996, Blue Ash's allowance for loan losses was comprised of a general loan allowance totaling $226,000 and a specific loan loss allowance of $5,000.

         The following table sets forth an analysis of Blue Ash's allowance for loan losses and selected ratios for the years indicated.

                                      For the Year ended June 30,
                                      ---------------------------
                                       1997       1996      1995
                                      ------     ------    ------
                                        (Dollars in thousands)
Balance at beginning of year          $ 231      $ 220     $ 220

Loans charged-off                        (5)        --        --
Recoveries                               --         --        --
Provision for losses on loans
 (charged to operations)                 18         11        --
                                      -----      -----     -----

Balance at end of year                $ 244      $ 231     $ 220
                                      =====      =====     =====

Ratio of net charge-offs to
 average loans outstanding during
 the year                                --%        --%       --%

Ratio of allowance for loan losses
 to nonaccrual loans                  938.5%     172.4%    880.0%
                                      =====      =====     =====

Ratio of allowance for loan losses
 to total loans(1)                     0.37%      0.42%     0.48%
                                      =====      =====     =====
--------------------------

(1) Includes loans held for sale, which are recorded at the lower of cost or market value.

         Blue Ash reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The increase of $13,000 in the allowance for loan losses during the year ended June 30, 1997 was attributed to the overall growth in the loan portfolio of 21.3%, which was partially offset by the lower level of internally-classified assets at June 30, 1997. Blue Ash's internally-classified assets totaled approximately $478,000 at June 30, 1997, as compared to $681,000 at June 30, 1996. Management believed that existing loan loss allowances at June 30, 1997 were adequate to cover unforeseen loan losses based on the ongoing review of such internally-classified assets and other factors previously discussed.

         Effective in fiscal 1994, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement, which effectively superseded previous OTS proposed guidance, included guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and
(ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also set forth quantitative measures for the allowance with respect to assets classified substandard and doubtful, described below, and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement set forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement set forth this quantitative measure, such guidance was not intended as a "floor" or "ceiling."

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as Blue Ash. Such U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal

Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"). Besides investing in mortgage-backed securities insured or guaranteed by the FHLMC, the FNMA or the GNMA, Blue Ash has also invested in mortgage-backed securities issued by the Small Business Administration ("SBA").

         The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $214,600. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs. The SBA is an agency of the U.S. Government. The SBA issues participation certificates backed principally by commercial real estate and/or other business collateral. The SBA was established by the U.S. Congress with a mandate to increase the ability of small businesses to borrow money thereby expanding and increasing employment. The timely payment of principal and interest on SBA securities is guaranteed by the SBA and is backed by the full faith and credit of the U.S. Government.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using the level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages. Prepayment experience is more difficult to estimate for adjustable-rate mortgage-backed securities.

         At June 30, 1997, $5.6 million, or 20.8%, of Blue Ash's mortgage-backed and related securities portfolio consisted of participation certificates. These securities represented 5.4% of Blue Ash's total assets. All of Blue Ash's participation certificates at June 30, 1997 were fully guaranteed as to principal and interest by the FHLMC, the FNMA, the GNMA and the SBA.

         Blue Ash's mortgage-backed and related securities include collateralized mortgage obligations, as well as other mortgage-related securities ("CMO/REMICs"), as interest-rate sensitive portfolio investments. CMO/REMICs are securities derived by reallocating cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches of securities with coupon rates that differ from the underlying collateral as a whole. Blue Ash invests in these as an interest-rate sensitive investment portfolio alternative to mortgage loans. CMO/REMICs have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmentally-sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO/REMIC can be collateralized by loans or securities which are insured or guaranteed by the

FHLMC, the FNMA or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO/REMIC is segmented and paid in accordance with a predetermined priority to investors holding various CMO/REMIC classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         Prepayments in Blue Ash's mortgage-related securities portfolio may be affected by declining and rising interest rate environments. In a low and declining interest rate environment, prepayments would be expected to increase. In such an event, Blue Ash's CMO/REMICs purchased at a premium price could result in actual yields to Blue Ash that are lower than anticipated yields. Blue Ash's floating-rate CMO/REMICs would be expected to generate lower yields as a result of the effect of falling interest rates on the indexes for determining payment of interest. Additionally, the increased principal payments received may be subject to reinvestment at lower rates. Conversely, in a period of rising rates, prepayments would be expected to decrease, which would make less principal available for reinvestment at higher rates. In a rising rate environment, floating-rate instruments would generate higher yields to the extent that the indexes for determining payment of interest did not exceed the life-time interest rate caps. Such prepayment may subject Blue Ash's CMO/REMICs to yield and price volatility.

         Blue Ash's CMO/REMICs are predominately monthly adjustable-rate securities indexed primarily to the 11th district cost of funds ("COFI"). This lagging index has a close resemblance to the overall cost of funds of financial institutions and has historically provided attractive yields. Because of its lagging effect, COFI tends to be more attractive during periods of falling interest rates. The remaining adjustable-rate securities in Blue Ash's portfolio are indexed to either (i) the 10-year treasury ("CMT"), a long term index that tends to be more attractive during periods of a steepening yield curve, or (ii) the specified prime rate as previously discussed.

         At June 30, 1997, $21.2 million, or 79.2%, of Blue Ash's mortgage-backed and related securities portfolio consisted of CMO/REMICS. Approximately $19.9 million, or 93.7%, of Blue Ash's CMO/REMIC's at June 30, 1997 were collateralized by loans which are insured or guaranteed directly, or indirectly, through mortgage-backed securities underlying the obligations by the FHLMC, the FNMA or the GNMA. The remaining 6.3% of the CMO/REMICs were privately insured by corporations and other financial institutions.

         At June 30, 1997, Blue Ash's CMO/REMICs, representing 20.6% of total assets, had a total market value of $21.0 million and amortized cost of $21.4 million. Although management believes this unrealized loss of $446,000, or 2.1% decline, to be temporary, a recovery to par value market prices is not anticipated until a period of falling interest rates.

         The following table sets forth the purchases, sales, principal repayments and other activity of Blue Ash's mortgage-backed securities portfolio, including those designated as available for sale, for the years indicated.

                                          Year ended June 30,
                                 ---------------------------------
                                   1997         1996        1995
                                 -------       -------     -------
                                           (In thousands)

Balance at beginning of year     $27,628       $24,976     $23,566

Mortgage-backed securities
  purchased                        2,021        16,475       3,988
Proceeds from sale of mortgage-
  backed securities designated
  as available for sale           (1,148)      (10,803)       (861)
Gain (loss) on sale of mortgage-
  backed securities                   14           149          (2)
Principal repayments              (1,896)       (2,714)     (1,820)
Amortization of premiums and
  accretion of discounts - net       (11)          (28)        (45)
Unrealized gains (losses) on
  securities designated as
  available for sale                 124          (427)        150
                                 -------       -------     -------

Balance at end of year           $26,732       $27,628     $24,976
                                 =======       =======     =======


         Mortgage-backed securities generally increase the quality of Blue Ash's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Blue Ash. At June 30, 1995, certain mortgage-backed securities were used to collateralize outstanding borrowings under reverse repurchase agreements. The carrying value of such securities totaled approximately $3.7 million at June 30, 1995.

         The Corporation accounts for certain investments in debt and equity securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of certain debt and equity securities as held to maturity, trading or available for sale. SFAS No. 115 also addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (market value) and for all investments in debt securities. Such investments are classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; (ii) debt and equity securities that are held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Under SFAS No. 115, securities that could be sold in the future because of changes in interest rates or other factors are not classified as held to maturity. As required by SFAS No. 115, management determines the appropriate classification of mortgage-backed securities at the time of purchase.

         The Corporation classifies its mortgage-backed securities into two classifications depending on certain underlying characteristics of the securities. In considering the Corporation's ability to hold securities, collateralized mortgage obligations are reviewed for possible regulatory mandated divestiture under existing banking regulations. In December 1995, a one-time reassessment of the Corporation's mortgage-backed securities held to maturity was undertaken, as permitted by the Financial Accounting Standards Board under a special report related to the implementation of SFAS No. 115. In connection with this one-time reassessment, the Corporation transferred mortgage-backed securities with an amortized cost of $2.4 million from held to maturity to available for sale in order to permit more responsiveness to changes in interest rates and other balance sheet factors. At June 30, 1997, the Corporation had approximately 43% of its mortgage-backed securities classified as held to maturity and 57% as available for sale.

         The following tables set forth certain information relating to Blue Ash's mortgage-backed securities portfolio (including those designated as available for sale) at June 30, 1997, 1996 and 1995.

                                                     June 30, 1997
                              -------------------------------------------------------------
                                                 Gross           Gross            Estimated
                              Amortized        unrealized      unrealized           fair
                                cost              gains          losses             value
                              ---------         ---------      ----------         ---------
                                                     (In thousands)
Mortgage-backed securities
--------------------------
  held to maturity:
  -----------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates  $ 1,106              $  9           $  (4)         $ 1,111
  Collateralized mortgage
   obligations                  3,987                --             (57)           3,930
Federal National Mortgage
 Association
  Participation certificates      854                 5              (6)             853
  Collateralized mortgage
   obligations                  4,173                14            (141)           4,046
Government National
 Mortgage Association
  Collateralized mortgage
   obligations                     80                 1              --               81
Small Business Administration
  Participation certificates    1,046                 1              (9)           1,038
Residential Funding Corporation
  Collateralized mortgage
   obligations                    189                --              (9)             180
Salomon Brothers, Inc.
  Collateralized mortgage
   obligations                     28                --              --               28
                              -------               ---           -----          -------

                              $11,463              $ 30           $(226)         $11,267
                              =======              ====           =====          =======

Mortgage-backed securities
--------------------------
  available for sale:
  -------------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates  $ 1,881              $ 11           $ (27)         $ 1,865
  Collateralized mortgage
   obligations                  2,363                --             (24)           2,339
Federal National Mortgage
 Association
  Participation certificates      679                 8              (7)             680
  Collateralized mortgage
   obligations                  9,504                13            (245)           9,272
Santa Barbara Savings
 and Loan
  REMIC participation
   certificates                   737                --              (6)             731
The Prudential Home Mortgage
 Securities Company, Inc.
  Collateralized mortgage
   obligations                    374                 8              --              382
                              -------              ----           -----          -------

                              $15,538              $ 40           $(309)         $15,269
                              =======              ====           =====          =======

                                                     June 30, 1996
                              -------------------------------------------------------------
                                                 Gross           Gross            Estimated
                              Amortized        unrealized      unrealized           fair
                                cost              gains          losses             value
                              ---------        ----------      ----------         ---------
                                                     (In thousands)
Mortgage-backed securities
--------------------------
  held to maturity:
  -----------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates  $ 1,286              $  8           $  (7)         $ 1,287
  Collateralized mortgage
   obligations                  3,986                --             (94)           3,892
Federal National Mortgage
 Association
  Participation certificates      909                 2              (5)             906
  Collateralized mortgage
   obligations                  4,293                 3            (170)           4,126
Government National
 Mortgage Association
  Collateralized mortgage
   obligations                    126                --              (1)             125
Small Business Administration
  Participation certificates    1,119                 3              (5)           1,117
Residential Funding Corporation
  Collateralized mortgage
   obligations                    189                --              (9)             180
Salomon Brothers, Inc.
  Collateralized mortgage
   obligations                     40                --              --               40
                              -------              ----           -----          -------

                              $11,948              $ 16           $(291)         $11,673
                              =======              ====           =====          =======

Mortgage-backed securities
--------------------------
  available for sale:
  -------------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates  $ 1,773              $  7           $ (25)         $ 1,755
  Collateralized mortgage
   obligations                  2,793                 8             (65)           2,736
Federal National Mortgage
 Association
  Participation certificates    1,805                16             (10)           1,811
  Collateralized mortgage
   obligations                  8,392                --            (322)           8,070
Santa Barbara Savings
 and Loan
  REMIC participation
   certificates                   937                --              (3)             934
The Prudential Home Mortgage
 Securities Company, Inc.
  Collateralized mortgage
   obligations                    373                 1              --              374
                              -------              ----           -----          -------

                              $16,073              $ 32           $(425)         $15,680
                              =======              ====           =====          =======

                                                      June 30, 1995
                              -------------------------------------------------------------
                                                  Gross           Gross           Estimated
                              Amortized        unrealized      unrealized           fair
                                cost              gains          losses             value
                              ---------        ----------      ----------         ---------
                                                     (In thousands)
Mortgage-backed securities
--------------------------
  held to maturity:
  -----------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates  $ 1,535               $  7          $ (10)         $ 1,532
  Collateralized mortgage
    obligations                 2,685                  8            (50)           2,643
Federal National Mortgage
 Association
  Participation certificates    1,037                  2             (6)           1,033
  Collateralized mortgage
    obligations                 6,353                  5           (279)           6,079
Small Business Administration
  Participation certificates    1,320                 11             (4)           1,327
Residential Funding Corporation
  Collateralized mortgage
    obligations                   189                 --             (9)             180
Salomon Brothers, Inc.
  Collateralized mortgage
    obligations                    54                 --             --               54
                              -------               ----          -----          -------

                              $13,173               $ 33          $(358)         $12,848
                              =======               ====          =====          =======

Mortgage-backed securities
--------------------------
  available for sale:
  -------------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates  $ 2,059               $  6          $ (24)         $ 2,041
  Collateralized mortgage
    obligations                 3,271                 51            (35)           3,287
Federal National Mortgage
 Association
  Participation certificates    1,616                  8            (11)           1,613
  Collateralized mortgage
    obligations                 4,072                 50            (67)           4,055
Government National
 Mortgage Association
  Participation certificates      749                 58             --              807
                              -------               ----          -----          -------

                              $11,767               $173          $(137)         $11,803
                              =======               ====          =====          =======

         The carrying values of mortgage-backed securities, including those designated as available for sale, are comprised of the following at June 30, 1997, 1996 and 1995.

                                                       Carrying
                                                        value
                                           -------------------------------------
                                                       June 30,
                                           -------------------------------------
                                           1997          1996             1995
                                           ----          ----             ----
                                                   (In thousands)

Mortgage-backed securities held
 to maturity - at amortized cost          $11,463       $11,948          $13,173
Mortgage-backed securities
 designated as available
 for sale - at fair value                  15,269        15,680           11,803
                                          -------       -------          -------

Total mortgage-backed securities          $26,732       $27,628          $24,976
                                          =======       =======          =======


         For additional information relating to Blue Ash's mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A-2 and B of Notes to Consolidated Financial Statements.

         INVESTMENT SECURITIES. The investment policy of Blue Ash is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk and investment portfolio asset concentrations. Blue Ash invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets which savings institutions are required to maintain. Historically, Blue Ash has invested excess funds in mortgage-backed securities rather than investment securities due to the higher yield on mortgage-backed securities. As a result, investment securities have not comprised a significant portion of Blue Ash's assets.

         Blue Ash is authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities, municipal obligations, federal funds sold, overnight deposits and other specified investments. Federal regulations require Blue Ash to maintain an investment in FHLB of Cincinnati stock and a minimum amount of liquid assets which savings institutions are required to maintain.

         The following table sets forth the composition of Blue Ash's investment portfolio and interest-bearing deposits at the dates indicated.

                                                                      At June 30,
                        ------------------------------------------------------------------------------------------------------
                                    1997                                1996                                 1995
                        ------------------------------     ------------------------------    ---------------------------------
                        Carrying  % of    Market  % of     Carrying  % of    Market  % of    Carrying  % of    Market   % of
                         value    total   value   total     value    total   value   total    value    total   value    total
                         -----    -----   -----   -----     -----    -----   -----   -----    -----    -----   -----    -----
                                                               (Dollars in thousands)
Investment securities:
 U.S. Government
  agency obligations     $1,399   46.5%  $1,399   46.5%   $1,000   24.7%  $  983    24.3%     $  200    6.7%   $  203    6.8%
 Corporate debt
  securities                 --     --       --     --       200    4.9      199     4.9         200    6.7       199    6.7
 Municipal obligations       --     --       --     --       100    2.5      100     2.5         100    3.4       100    3.4
                         ------  -----    -----  -----    ------  -----   ------   -----      ------  -----    ------  -----
    Total investment
     securities           1,399   46.5    1,399   46.5     1,300   32.1    1,282    31.7         500   16.8       502   16.9
Other investments:
 Certificates of
  deposits in
  other financial
  institutions              466   15.5      466   15.5        98    2.4       98     2.4         198    6.7       198    6.6
 Interest-bearing
  deposits in other
  financial
  institutions              205    6.8      205    6.8        66    1.6       66     1.6       1,633   54.8     1,633   54.8
 Federal funds sold         200    6.6      200    6.6     1,900   46.8    1,900    47.1          --     --        --     --
 Federal Home Loan
  Bank stock                742   24.6      742   24.6       692   17.1      692    17.2         646   21.7       646   21.7
                         ------  -----   ------  -----    ------  -----   ------   -----      ------  -----    ------  -----

    Total investments
     and interest-
     bearing deposits    $3,012  100.0%  $3,012  100.0%   $4,056  100.0%  $4,038   100.0%     $2,977  100.0%   $2,979  100.0%
                         ======  =====   ======  =====    ======  =====   ======   =====      ======  =====    ======  =====

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for Blue Ash's investments and interest-bearing deposits at June 30, 1997. All of such securities and interest-bearing deposits mature in fifteen years or less.

                                                       At June 30, 1997
                               -------------------------------------------------------------
                               Five years or less     Five to ten years      After ten years
                              -------------------    -------------------   ------------------
                              Carrying    Average    Carrying    Average   Carrying   Average
                                value      yield       value      yield     value      yield
                                -----      -----       -----      -----     -----      -----
                                                    (Dollars in thousands)

U.S. Government agency
 obligations                    $  500      6.99%       $  699      7.52%      $200      7.63%
Certificates of deposit in
 other financial institutions      371      6.65            --        --         95      8.00
Interest-bearing deposits in
 other financial institutions      205      5.23            --        --         --        --
Federal funds sold                 200      5.34            --        --         --        --
Federal Home Loan Bank stock       742      7.25            --        --         --        --
                                ------      ----        ------      ----       ----      ----

  Total investments and
   interest-bearing deposits    $2,018      6.68%       $  699      7.52%      $295      7.75%
                                ======      ====        ======      ====       ====      ====

                                                    At June 30, 1997
                                       ---------------------------------------
                                                 Total investments and
                                               interest-bearing deposits
                                       ---------------------------------------
                                       Average                        Weighted
                                         life   Carrying     Market   average
                                       in years  value       value     yield
                                       --------  -----       -----     -----
                                                (Dollars in thousands)

U.S. Government agency
 obligations                             8.13    $1,399     $1,399     7.35%
Certificates of deposit in
 other financial institutions            5.45       466        466     6.93
Interest-bearing deposits in
 other financial institutions              --       205        205     5.23
Federal funds sold                         --       200        200     5.34
Federal Home Loan Bank stock               --       742        742     7.25
                                         ----    ------     ------     ----

    Total investments and
     interest-bearing deposits           4.62    $3,012     $3,012     6.98%
                                         ====    ======     ======     ====


         The Corporation's investment securities which are classified as held to maturity are recorded at cost, with any premium or discount amortized or accreted to maturity of the security. It is management's positive intent to hold such securities until maturity, and the Corporation has the ability to hold the securities until maturity. The Corporation, to date, has not engaged and does not intend to engage in the immediate future in trading investment securities.

         At June 30, 1997, investments in the debt and/or equity securities of any one non-governmental issuer did not exceed more than 10% of the Corporation's total equity.

SOURCES OF FUNDS

         GENERAL. Deposits have traditionally been the primary source of Blue Ash's funds for use in lending and other investment activities. In addition to deposits, Blue Ash derives funds from interest payments and principal repayments/prepayments on loans and mortgage-backed securities, income on earning assets, service charges and gains on the sale of mortgage loans and other assets. Repayments on loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB and the Federal National Mortgage Association ("Fannie Mae") are being used on a relatively short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings from the FHLB are also being used on a longer-term basis for general business purposes.

         DEPOSITS. Blue Ash's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, regular passbook savings accounts, Christmas club accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Blue Ash based on its liquidity requirements, growth goals and interest rates paid by competitors. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. Blue Ash relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         Blue Ash has been competitive in the types of accounts and in interest rates it has offered on its deposit products, but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, Blue Ash, in fiscal 1994, experienced disintermediation of deposits into competing investment products. During the rising interest rate environment in fiscal 1995, however, Blue Ash increased its deposit base as depositors transferred funds back into certificate of deposit accounts, which became more attractive as market rates increased. The increase in the deposit base continued in fiscal 1997 and 1996 due to the aggressive marketing efforts and competitive pricing strategies employed by the management of Blue Ash. During fiscal 1996, Blue Ash introduced a limited 9-month, 15-month and 35-month certificate of deposit program in an effort to generate additional deposits. These certificate of deposit programs were more competitively priced than standard certificate of deposit programs and resulted in approximately $13.7 million in new deposits and rollover deposits from maturing certificates of deposit in fiscal 1996. In an effort to sustain continued deposit growth during fiscal 1997, Blue Ash strategically began obtaining brokered deposits and other out-of-state funds to supplement its deposit base. These deposits were typically obtained at interest rates at or below local market interest rates being offered and had terms to maturity of typically fifteen months or less. The increased need for brokered deposits in fiscal 1997 stemmed from the greater level of competition among other banks and savings and loan institutions for local certificate of deposit balances and management's reluctance to aggressively price above market and seek at all times certificates of deposit from its local market area. During the year ended June 30, 1997, outstanding brokered deposits increased by $4.1 million, from $695,000 at June 30, 1996 to $4.8 million at June 30, 1997. The overall growth in deposits over the last three years was consistent with management's short-term and long-term goals. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Blue Ash intends to continue to promote longer-term deposits to the extent possible and is consistent with its asset and liability management goals. Further, given its other available funding alternatives, Blue Ash has the ability to suspend brokered deposit activity at any time and has the ability to fund its maturities on all brokered deposits without placing undue risk on its liquidity position or cost of funds.

         At June 30, 1997, Blue Ash's certificates of deposit totaled $62.5 million, or 76.4% of total deposits. Of such amount, approximately $48.9 million in certificates of deposit mature within one year. Based on past experience and Blue Ash's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Blue Ash at maturity. If there is a significant deviation from historical experience, Blue Ash can utilize borrowings from the FHLB or Fannie Mae as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Blue Ash at the dates indicated.

                                                       At June 30,
                                 ----------------------------------------------------------
                                       1997               1996                1995
                                 -----------------   -----------------   ------------------
                                          Percent             Percent             Percent
                                          of total            of total            of total
                                  Amount  deposits   Amount   deposits    Amount  deposits
                                  ------  --------   ------   --------    ------  --------
                                                   (Dollars in thousands)
Transaction accounts:
---------------------
Passbook and club accounts(1)    $ 8,088      9.9%   $ 8,398    11.1%    $ 8,204     13.7%
NOW accounts(2)                    4,228      5.2      3,148     4.2       3,755      6.3
Money market deposit
 accounts(3)                       6,966      8.5      7,438     9.8       8,410     14.1
                                 -------    -----    -------   -----     -------    -----
  Total transaction accounts      19,282     23.6     18,984    25.1      20,369     34.1

Certificates of deposit(4):
---------------------------
 2.00 - 3.99%                         --       --         --      --       1,368      2.3
 4.00 - 5.99%                     50,370     61.6     46,642    61.7      13,028     21.8
 6.00 - 7.99%                     12,142     14.8      9,992    13.2      24,898     41.6
 8.00 - 9.99%                         --       --         --      --         121      0.2
                                 -------    -----    -------   -----     -------    -----
  Total certificates of deposit   62,512     76.4     56,634    74.9      39,415     65.9
                                 -------    -----    -------   -----     -------    -----

  Total deposits                 $81,794    100.0%   $75,618   100.0%    $59,784    100.0%
                                 =======    =====    =======   =====     =======    =====

------------------------------

(1) Blue Ash's weighted average interest rates paid on passbook and club accounts fluctuate with the general movement of interest rates. The weighted average rates on passbook and club accounts were 2.78%, 2.78% and 3.04% at June 30, 1997, 1996 and 1995, respectively.

(2) Blue Ash's weighted average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At June 30, 1997, 1996 and 1995, the weighted average rates on NOW accounts were 2.06%, 2.12% and 2.11%, respectively.

(3) Blue Ash's weighted average interest rate paid on money market deposit accounts fluctuates with the general movement of interest rates. At June 30, 1997, 1996 and 1995, the weighted average rates on money market deposit accounts were 3.10%, 3.18% and 3.20%, respectively.

(4) Individual Retirement Accounts ("IRAs") are included within the various certificate of deposit balances. IRAs totaled $9.0 million, $8.3 million and $6.7 million at June 30, 1997, 1996 and 1995, respectively.

         The following table presents, by various interest rate categories, the remaining maturity information for Blue Ash's certificates of deposit at June 30, 1997.

                                        Amount Due
                     -------------------------------------------------
                                   Over       Over
                      Up to     1 year to  2 years to    Over
Interest Rate        one year   2 years    3 years     3 years   Total
-------------        --------   --------- -----------  -------   -----
                                      (In thousands)

2.00 - 3.99%         $    --     $   --     $   --     $   --  $    --
4.00 - 5.99%          45,332      3,853        544        641   50,370
6.00 - 7.99%           3,539      5,068      2,866        669   12,142
8.00 - 9.99%              --         --         --         --       --
                     -------     ------     ------     ------  -------
  Total certificates
    of deposit       $48,871     $8,921     $3,410     $1,310  $62,512
                     =======     ======     ======     ======  =======


         The following table presents the amount of Blue Ash's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1997.

            Maturity               At June 30, 1997
            --------               ----------------
                                    (In thousands)

       Three months or less             $1,641
       Over 3 months to 6 months         1,178
       Over 6 months to 12 months        2,210
       Over twelve months                1,278
                                        ------

           Total                        $6,307
                                        ======

         The following table sets forth Blue Ash's deposit account balance activity for the years indicated.

                                          Year ended June 30,
                                    ----------------------------
                                      1997       1996      1995
                                    -------    -------   -------
                                       (Dollars in thousands)

Beginning balance                   $75,618    $59,784   $52,031
Deposits                             80,544     69,259    69,887
Withdrawals                         (77,541)   (56,423)  (63,874)
                                    -------    -------   -------
Net increase before
 interest credited                    3,003     12,836     6,013
Interest credited                     3,173      2,998     1,740
                                    -------    -------   -------
Ending balance                      $81,794    $75,618   $59,784
                                    =======    =======   =======

  Net increase                      $ 6,176    $15,834   $ 7,753
                                    =======    =======   =======

  Percent increase                     8.17%     26.49%    14.90%
                                       ====      =====     =====

         BORROWINGS. Deposits are the primary source of funds for Blue Ash's lending and investment activities and for its general business purposes. If the need arises, Blue Ash may supplement its funds with advances from the FHLB of Cincinnati to meet withdrawal requirements on its deposit accounts. As of June 30, 1997, Blue Ash had outstanding $12.0 million in advances from the FHLB of Cincinnati. Blue Ash also had outstanding borrowings of $60,000 which were used to fund the Employee Stock Ownership Plan. Principal and interest (based on Fifth Third Bank's Prime Rate) are payable semi-annually over seven (7) years. See Notes A-11 and H of Notes to Consolidated Financial Statements.

         The FHLB functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Blue Ash is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has it own interest rate and range of maturities. The FHLB of Cincinnati prescribes the acceptable uses for the advances made pursuant to each program. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. The FHLB of Cincinnati is required to review its credit limitations and standards at least once every six months. Under current regulations, an institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an institution is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "Regulation - OTS Regulations -- Qualified Thrift Lender Test." If an institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1997, Blue Ash was in compliance with the QTL test.

         The following table sets forth the maximum month-end and average balances of FHLB advances for the years indicated.

                                          Year ended June 30,
                                    ----------------------------
                                      1997       1996      1995
                                    -------    -------   -------
                                       (Dollars in thousands)
Maximum amount of FHLB
 advances outstanding during
 year                               $12,000    $10,924   $12,318

Average amount of FHLB
 advances outstanding during
 year                               $10,971    $ 9,076   $10,158

Weighted average interest rate of
 FHLB advances outstanding during
 year based on month-end balances      6.04%      6.11%     5.52%

Amount of FHLB advances outstanding
 at end of year                     $12,000    $ 8,424   $ 8,318

Weighted average interest rate of
 FHLB advances outstanding at end
 of year                               6.05%      6.16%     5.77%

         As an alternative borrowing source, Blue Ash has utilized borrowings from Fannie Mae. From time to time, Blue Ash enters into transactions in which it agrees to transfer to Fannie Mae certain investments and mortgage-backed securities against the transfer of funds by Fannie Mae, with a simultaneous agreement by Fannie Mae to transfer to Blue Ash such securities at a date certain or on demand, against the transfer of funds by Blue Ash. In substance, these transactions ("reverse repurchase agreements") represent borrowings collateralized by specific securities. In practice, reverse repurchase agreements allow Blue Ash to borrow funds at a fixed or floating interest rate using its securities as collateral. Blue Ash can add liquidity to the portfolio without parting with the specific assets.

         Borrowings under reverse repurchase agreements are exempt from deposit insurance premiums and federal reserve requirements. While reverse repurchase agreements are structured legally as a sale/repurchase transaction, they are accounted for as a financing. As a result, no gain or loss is recorded. Finally, Blue Ash as a borrower under these agreements, is entitled to all security payments (principal, interest and prepayments) made during the terms of these borrowings. At June 30, 1997, Blue Ash did not have any outstanding borrowings under reverse repurchase agreements with the Fannie Mae.

         The following table sets forth the maximum month-end and average balances of borrowings under reverse repurchase agreements for the years indicated.

                                                    Year ended June 30,
                                               -----------------------------
                                               1997       1996          1995
                                               ----       ----          ----
                                                  (Dollars in thousands)
Maximum amount of obligations for
 securities sold under agreements
 to repurchase during year                     $   --     $3,504      $3,504

Average amount of obligations for
 securities sold under agreements to
 repurchase during year                            --      1,080         848

Weighted average interest rate of
 outstanding obligations for securities
 sold under agreements to repurchase
 during year based on month-end balances           --%      6.09%       6.12%

Amount of obligations for securities
 sold under agreements to repurchase
 at end of year                                    --         --       3,504

Weighted average interest rate for
 outstanding obligations for securities
 sold under agreements to repurchase at
 end of year                                       --%        --%       6.02%


AVERAGE BALANCES, INTEREST AMOUNTS, YIELDS AND RATES

         Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Savings institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to Blue Ash's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. During the years indicated, nonaccruing loans, if any, are included in the net loan category. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                              Year ended June 30,
                        ------------------------------------------------------------------------------------------------
                                    1997                              1996                              1995
                        ------------------------------   ------------------------------   ------------------------------
                          Average    Interest              Average    Interest              Average    Interest
                        outstanding   earned/   Yield/   outstanding   earned/   Yield/   outstanding   earned/  Yield/
                          balance      paid      rate      balance      paid      rate      balance      paid     rate
                          -------      ----      ----      -------      ----      ----      -------      ----     ----
                                                           (Dollars in thousands)
Interest-earning
 assets:
 Loans receivable(1)      $60,750     $5,232     8.61%     $51,542     $4,421     8.58%    $42,434    $ 3,575     8.42%
 Mortgage-backed
  securities(2)            27,457      1,757     6.40       27,219      1,767     6.49      22,476      1,338     5.95
 Investment securities      1,238         91     7.35          792         57     7.20         758         51     6.73
 Interest-bearing
  deposits and other        1,847        112     6.06        2,504        165     6.59       2,001        126     6.30
                          -------     ------     ----      -------     ------     ----     -------     ------     ----

  Total interest-earning
   assets                  91,292      7,192     7.88       82,057      6,410     7.81      67,669      5,090     7.52
Non-interest earning
 assets                     5,251                            5,270                           5,446
                          -------                          -------                         -------

  Total assets            $96,543                          $87,327                         $73,115
                          =======                          =======                         =======

Interest-bearing
 liabilities:
   Passbooks              $ 8,263        228     2.76      $ 8,293        245     2.95     $ 8,563        250     2.92
   NOWs                     3,816         66     1.73        3,476         62     1.78       4,037         78     1.93
   MMDAs                    7,210        227     3.15        7,981        254     3.18      10,274        322     3.13
   Certificates            57,560      3,271     5.68       48,859      2,875     5.88      31,464      1,585     5.04
                          -------     ------     ----      -------     ------     ----     -------     ------     ----

     Total deposits        76,849      3,792     4.93       68,609      3,436     5.01      54,338      2,235     4.11

   FHLB advances
    and other
    borrowings(3)          11,046        669     6.06       10,261        627     6.11      11,227        624     5.56
                          -------     ------     ----      -------     ------     ----     -------     ------     ----

  Total interest-
   bearing
   liabilities             87,895      4,461     5.08       78,870      4,063     5.15      65,565      2,859     4.36
                                      ------     ----                  ------     ----                 ------     ----
Non-interest bearing
 liabilities                1,338                            1,303                           1,051
                          -------                          -------                         -------

  Total liabilities        89,233                           80,173                          66,616

Shareholders' equity        7,310                            7,154                           6,499
                          -------                          -------                         -------

  Total liabilities and
   shareholders' equity   $96,543                          $87,327                         $73,115
                          =======                          =======                         =======

Net interest income;
 interest rate spread                 $2,731    2.80%                  $2,347     2.66%                $2,231     3.16%
                                      ======    ====                   ======     ====                 ======     ====

Net yield (net interest
 income as a percent of
 average interest-earning
 assets)                                        2.99%                             2.86%                           3.30%
                                                ====                              ====                            ====

Average interest-earning
 assets to interest-bearing
 liabilities                                  103.86%                           104.04%                         103.21%
                                              ======                            ======                          ======
--------------------------------


(1) Includes loans held for sale, which are recorded at the lower of cost or market value.

(2) Includes mortgage-backed securities held to maturity and mortgage-backed securities designated as available for sale.

(3) Includes obligations for securities sold under agreements to repurchase and loan of The Blue Ash Building and Loan ESOP.

         Blue Ash monitors its interest rate risk, or sensitivity of its net interest income to changes in interest rates, since the level of such risk significantly affects certain of its operating strategies. Net interest income is subject to volatility due to (i) a mismatch in the timing of maturity or repricing of interest-earning assets and interest-bearing liabilities and (ii) changes in the relative levels of interest rates for different maturities along the yield curve (i.e., the shape of the yield curve). The Board of Directors and management are responsible for reviewing asset/liability policies and Blue Ash's interest rate risk position.

         One means of evaluating the sensitivity of an institution's net interest income to changes in interest rates is to examine the extent to which its assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates therefore, the net interest income of an institution with a positive gap may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities, while an institution with a negative gap would likely have an opposite result. Conversely, during a period of rising interest rates, the net interest income of an institution with a positive gap position may increase since it is able to increase the yield on its interest-earning assets more rapidly than the cost of its interest-bearing liabilities, while an institution with a negative gap would likely have an opposite result.

         The following table sets forth the amounts of Blue Ash's interest-earning assets and interest-bearing liabilities outstanding at June 30, 1997, which may, based upon certain assumptions, reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. Blue Ash's loan prepayment and deposit decay rate assumptions are management's estimates derived from regional, state and local data which management uses in monitoring Blue Ash's interest rate position.

                                      Over                                         Over
                                      three                Over one     Over       five      Over ten
                          One day     months   Over six    through      three     through     through      Over
                          to three    to six   months to    three      through     ten        twenty      twenty
                           months     months   one year     years    five years    years       years       years    Total
                           ------     ------   --------     -----    ----------    -----       -----       -----    -----
                                                           (Dollars in thousands)
Interest-earning assets:
 Mortgage loans
  One-to-four family
   residential
   Adjustable(1)         $ 7,824     $ 3,808    $  5,776   $  8,743    $ 1,583  $     --     $    --    $    --   $27,734
   Fixed(2)                  120         120         241      1,080      1,181     3,475       8,487     10,386    25,090
  Multi-family
   residential
   Adjustable(3)             666         210         736        635         --       388          --         --     2,635
   Fixed(4)                   26          27          54         80         40        17          --         --       244
  Nonresidential
   Adjustable(3)(5)        1,031       1,067       3,923      2,999         --     1,074          --         --    10,094
   Fixed(4)                    2           3           5         17         18        60          46         --       151
  Land
   Adjustable(3)             489          74          53         --         --        --          --         --       616
 Nonmortgage loans
  Deposit accounts(3)        250          --          --         --         --        --          --         --       250
  Consumer and other(3)        3          --          --         --         --        --          --         --         3
 Mortgage-backed and
  related securities(6)
  Participation
   certificates            3,354       1,162         940         11          7        31          46         --     5,551
  CMO/REMICs              19,465          91         315      1,026        142       130          12         --    21,181
 Investment
  securities(7)               --          --          --         --        500       699         200         --     1,399
 Interest-bearing
  deposits(8)              1,147          --          --        180        191        --          95         --     1,613
                         -------     -------    --------   --------   --------  --------     -------    -------   -------
  Total rate sensitive
   assets                $34,377     $ 6,562    $ 12,043   $ 14,771   $  3,662  $  5,874     $ 8,886    $10,386   $96,561
                         =======     =======    ========   ========   ========  ========     =======    =======   =======

Interest-bearing
 liabilities:
 Deposit accounts
  Passbook and club
   accounts(9)(10)       $   343     $   344    $    688   $  2,088   $  1,362  $  1,729     $ 1,195    $   339   $ 8,088
  NOW accounts(9)(11)        391         391         782      1,432        383       515         282         52     4,228
  Money market deposit
   accounts(9)(12)         1,376       1,376       2,751        550        343       395         158         17     6,966
  Certificates of
   deposit(13)            11,309      12,536      25,026     12,331      1,310        --          --         --    62,512
 Borrowings
  Federal Home Loan
   Bank advances(14)       2,826          --       2,500         --      3,428     3,246          --         --    12,000
  Loan of Employee
   Stock Ownership
   Plan(15)                   60          --          --         --         --        --          --         --        60
                         -------     -------    --------   --------   --------  --------     -------     ------   -------
  Total rate
   sensitive
   liabilities           $16,305     $14,647    $ 31,747   $ 16,401   $  6,826  $  5,885     $ 1,635     $  408   $93,854
                         =======     =======    ========   ========   ========  ========     =======     ======   =======

Interest rate
 sensitivity gap         $18,072     $(8,085)   $(19,704)  $ (1,630)  $ (3,164) $    (11)    $ 7,251     $9,978   $ 2,707
                         =======     =======    ========   ========   ========  ========     =======     ======   =======

Cumulative interest
 rate sensitivity gap    $18,072     $ 9,987    $ (9,717)  $(11,347)  $(14,511) $(14,522)    $(7,271)    $2,707   $ 2,707
                         =======     =======    ========   ========   ========  ========     =======     ======   =======

Cumulative interest
 rate sensitivity gap
 as a percentage of
 total assets              17.62%       9.74%      (9.47%)   (11.06%)   (14.15%)  (14.16%)     (7.09%)     2.64%     2.64%
                           =====       =====       =====     ======     ======    ======       =====       ====      ====

Cumulative interest-
 earning assets as a
 percentage of interest-
 bearing liabilities       210.8%      132.3%       84.5%      85.7%      83.1%     84.2%       92.2%     102.9%    102.9%
                           =====       =====       =====      =====      =====      ====        ====      =====     =====


---------------------------------
Footnotes on page 55.

(1) Includes adjustable-rate first mortgage loans, second mortgage loans, construction loans and home equity line of credit loans based on contractual term to repricing.

(2) Includes fixed-rate first mortgage loans, second mortgage loans and construction loans which are assumed to reprice in accordance with prepayment assumptions based on regional, state and local data for savings associations in the State of Ohio. Such prepayment assumptions have also been derived from prepayment assumption models previously utilized by the OTS through June of 1997. Assumed annual prepayment rates ranging from 7% to 18%, based on the loan coupon rate, were used.

(3)      Based on contractual term to repricing.

(4) Based on contractual term to maturity and assuming annual prepayment rates used, ranging from 8% to 15%.

(5) Includes adjustable-rate first mortgage loans, second mortgage loans and construction loans.

(6) Includes adjustable-rate mortgage-backed and related securities based on contractual term to repricing and fixed-rate mortgage-backed and related securities which are assumed to reprice in accordance with prepayment assumptions based on regional, state and local data for savings associations and assumption models utilized previously by the OTS as previously indicated. For fixed rate mortgage-backed and related securities, assumed annual prepayment rates ranging from 7% to 18%, based on the loan coupon rate, were used.

(7)      Based on contractual term to maturity.

(8) Includes federal funds sold, interest-bearing deposits, certificates of deposits in other financial institutions and Federal Home Loan Bank stock.

(9) Based on an approximation of OTS assumptions and certain assumptions based on regional, state and local data for savings associations in the State of Ohio.

(10) Assumes an annual decay rate of 17% for the first three years, 16% for the fourth and fifth years and 14% thereafter on the cumulative declining balance.

(11) Assumes an annual decay rate of 37% for the first year, 32% for the second and third years and 17% thereafter on the cumulative declining balance.

(12) Assumes an annual decay rate of 79% for the first year and 21% thereafter on the cumulative declining balance.

(13) Certificates of deposit are shown repricing based on contractual terms to maturity.

(14) Federal Home Loan Bank advances are shown repricing based on contractual terms to maturity.

(15) Loan of Employee Stock Ownership Plan is based on contractual term to repricing.


         As the above table indicates, Blue Ash has a negative cumulative gap for assets and liabilities, maturing or repricing within one year, equal to 9.47% of total assets. Thus, decreases in interest rates during this time period would generally increase Blue Ash's net interest income, while increases in interest rates would generally decrease Blue Ash's net interest income. However, certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates, and prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

         Although the action taken by management of Blue Ash has reduced the potential effects of changes in interest rates on Blue Ash's results of operations, significant increases in interest rates may adversely affect Blue Ash's net interest income because its adjustable-rate, interest-earning assets generally are not as responsive to changes in interest rates as its interest-bearing liabilities due to terms which generally permit only annual adjustments to the interest rates and which generally limit the amount which interest rates thereon can adjust at such time and over the life of the related asset.

         The following table sets forth, for the years and at the date indicated, the weighted average yields earned on Blue Ash's interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, the interest rate spread and the net yield on average interest-earning assets. Such yields and costs are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for each year presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                 At            Year ended June 30,
                                              June 30,     -------------------------
                                                1997       1997       1996      1995
                                                ----       ----       ----      ----

Weighted average yield on loan portfolio        8.58%      8.61%     8.58%      8.42%
Weighted average yield on mortgage-
 backed securities                              6.40       6.40      6.49       5.95
Weighted average yield on investment
 securities                                     7.35       7.35      7.20       6.73
Weighted average yield on other interest-
 earning assets                                 6.66       6.06      6.59       6.30
Weighted average yield on all interest-
 earning assets                                 7.92       7.88      7.81       7.52
Weighted average interest rate paid on
 deposits                                       5.04       4.93      5.01       4.11
Weighted average interest rate paid on
 FHLB advances and other borrowings             6.06       6.06      6.11       5.56
Weighted average interest rate paid on
 all interest-bearing liabilities               5.17       5.08      5.15       4.36
Interest rate spread (spread between
 weighted average interest rate on all
 interest-earning assets and all
 interest-bearing liabilities)                  2.75       2.80      2.66       3.16
Net yield (net interest income as a
 percentage of average interest-earning
 assets)                                         N/A       2.99      2.86       3.30

RATE/VOLUME ANALYSIS

         The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Blue Ash's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), (iii) changes in rate/volume (changes in rate multiplied by changes in volume) and (iv) total change in rate and volume.

                                                                      Year ended June 30,
                             -------------------------------------------------------------------------------------------------------
                                    1997 vs. 1996                        1996 vs. 1995                      1995 vs. 1994
                             ---------------------------------  ---------------------------------  ---------------------------------
                                  Increase                             Increase                        Increase
                             (Decrease) Due to                     (Decrease) Due to                 (Decrease) Due to
                             ---------------------               ---------------------               --------------------
                                                      Total                               Total                            Total
                                            Rate/    Increase                   Rate/    Increase                  Rate/   Increase
                             Rate   Volume  Volume  (Decrease)   Rate   Volume  Volume  (Decrease)   Rate  Volume  Volume (Decrease)
                             ----   ------  ------  ----------   ----   ------  ------  ----------   ----  ------  ------ ----------
                                                                       (In thousands)
Interest income
 attributable to:
 Loans receivable(1)        $  16   $790     $  5      $811      $ 68   $  767   $ 11   $  846    $ 89   $ 556   $  20      $665
 Mortgage-backed
  securities(2)               (25)    15       --       (10)      121      282     26      429     145    (211)    (20)      (86)
 Investment securities(3)       1     32        1        34         4        2     --        6       8     (33)     (3)      (28)
 Other interest-earning
  assets(4)                   (13)   (43)       3       (53)        6       32      1       39     217     (99)   (143)      (25)
                            -----   ----     ----      -----     ----   ------   ----   ------    ----   -----   -----      ----
Total interest-
    earning assets          $ (21)  $794     $  9      $ 82      $199   $1,083   $ 38   $1,320    $459   $ 213   $(146)     $526
                            =====   ====     ====      ====      ====   ======   ====   ======    ====   =====   ======     ====

Interest expense
 attributable to:
 Passbooks                  $ (16)  $ (1)    $ --      $(17)     $  3   $  (8)   $ --   $   (5)   $ 28   $ (24)  $  (3)     $  1
 NOWs                          (2)     6       --         4        (6)    (11)      1      (16)      2      20      --        22
 MMDAs                         (2)   (25)      --       (27)        5     (72)     (1)     (68)     11     (32)     --       (21)
 Certificates                 (98)   511      (17)      396       264     877     149    1,290     239     (57)    (10)      172
                            -----   ----     ----      ----      ----   -----    ----   ------    ----   -----   -----      ----
   Total interest-bearing
    deposits                 (118)   491      (17)      356       266     786     149    1,201     280     (93)    (13)      174
 FHLB advances and
  other borrowings(5)          (5)    48       (1)       42        62     (54)     (5)       3      34      56       2        92
                            -----   ----    -----      ----      ----   -----    ----   ------    ----   -----   -----      ----
   Total interest-bearing
    liabilities             $(123)  $539     $(18)     $398      $328   $ 732    $144   $1,204    $314   $ (37)  $ (11)     $266
                            =====   ====     ====      ====      ====   =====    ====   ======    ====   =====   =====      ====

Increase in net interest
 income                                                $384                             $  116                              $260
                                                       ====                             ======                              ====

-----------------------------------

(1) Includes loans held for sale, which are recorded at the lower of cost or market value.

(2) Includes mortgage-backed securities held to maturity, which are recorded at amortized cost, and mortgage-backed securities designated as available for sale, which are recorded at fair value at June 30, 1996, 1995 and 1994.

(3) Includes investment securities held to maturity, which are recorded at amortized cost at June 30, 1996, 1995 and 1994.

(4) Includes federal funds sold, interest-bearing deposits, certificates of deposit in other financial institutions and Federal Home Loan Bank stock.

(5) Includes obligations for securities sold under agreements to repurchase and loan of the ESOP.

COMPETITION

         Blue Ash faces strong competition both in making real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, consumer finance companies, credit unions, leasing companies and mortgage bankers who also make loans secured by real estate located in Blue Ash's lending area. Blue Ash competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         Blue Ash faces substantial competition in attracting deposits from other savings institutions, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market and mutual funds in its lending area, including many large institutions which have greater financial and marketing resources available to them. The ability of Blue Ash to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Blue Ash competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, convenient branch locations with inter-branch deposit and withdrawal privileges and 24-hour ATM processing.

         Of the 33 thrifts which have their principal offices in Hamilton County, at June 30, 1997, Blue Ash ranked approximately 12th in asset size and deposit share.

         FIRREA eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. FIRREA has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

         The size of financial institutions competing with Blue Ash is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching. Such increased competition in this area may have an adverse effect upon Blue Ash.

PERSONNEL

         As of June 30, 1997, Blue Ash had 24 full-time employees and one part-time employee. Blue Ash believes that relations with its employees are excellent. Blue Ash offers health, disability, life and dependent care benefits. In addition, Blue Ash offers certain retirement benefits. None of the employees of Blue Ash are represented by a collective bargaining unit.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of Towne Financial and Blue Ash. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

GENERAL

         Towne Financial is a savings and loan holding company within the meaning of the Home Owners Loan Act of 1933, as amended (the "HOLA"). Consequently, Towne Financial is subject to regulation, examination and oversight by the OTS and must submit periodic reports thereto. Because Towne Financial is a corporation organized under Ohio law, it is also subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings and loan association chartered under the laws of Ohio, Blue Ash is subject to regulation, examination and oversight by the Superintendent of the Division of Savings and Loan Associations in the Department of Commerce of the State of Ohio (the "Ohio Superintendent"). Because Blue Ash's deposits are insured by the FDIC, Blue Ash also is subject to regulation and examination by the OTS, as its primary federal regulator, and by the FDIC. Blue Ash must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition, including an independent audit. Examinations are conducted periodically by these federal and state regulators to determine whether Blue Ash is in compliance with various regulatory requirements and is operating in a safe and sound manner.

         Because it accepts federally insured deposits and offers transaction accounts, Blue Ash is also subject to certain regulations issued by the Board of Governors of the Federal Reserve System ("FRB") including without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending) and Regulation CC (Availability of Funds). As creditors of loans secured by real property, and as owners of real property, financial institutions such as Blue Ash may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Blue Ash may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Blue Ash may engage and would probably subject Blue Ash to more regulation by the FDIC.

         In addition, Towne Financial might become subject to a different form of holding company regulation which may limit the activities in which Towne Financial may engage and subject Towne Financial to additional regulatory requirements, including separate capital requirements. Towne Financial cannot predict when or whether Congress may actually pass legislation regarding Towne Financial's and Blue Ash's regulatory requirements or charter. Although such legislation may change the activities in which Towne Financial and Blue Ash may engage, it is not anticipated that the current activities of either Towne Financial or Blue Ash will be materially affected by those activity limits.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (i) one of the specified exceptions applies, (ii) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (iii) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither the Articles of Incorporation of Towne Financial nor Blue Ash opt out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that certain acquisition of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3%, or 50% of the outstanding voting securities of Towne Financial (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares is represented at such a meeting, excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law also contains a statute regulating takeover bids for any Ohio corporation, including savings and loan associations. Such statute provides that no offeror may make a takeover bid unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information in respect of the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offerees of all information material to a decision to accept or reject the offer.

         The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Ohio takeover bid statute is preempted by federal regulation.

OHIO SAVINGS AND LOAN LAW

         The Ohio Superintendent is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. See "Federal Deposit Insurance Corporation -- State Association Activities."

         The Ohio Superintendent also has approval authority over any mergers involving or acquisitions of control of Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         The Ohio Superintendent conducts regular examinations of Blue Ash approximately every eighteen months. Such examinations are usually conducted jointly with one or both federal regulators. The Ohio Superintendent imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Blue Ash is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office in the Department of the Treasury and is subject to the general oversight of the Secretary of the Treasury. The Director of the OTS is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations will evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. Blue Ash has received a "satisfactory" examination rating under those regulations.

         OPERATING STANDARDS. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"), the OTS was required to prescribe standards for savings associations related to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation, fees and benefits. The compensation standards prohibited, as an unsafe and unsound practice, any employment contract, compensation or benefit agreement, fee arrangement, perquisite, stock option plan, post-employment benefit or other compensatory arrangement that would provide any executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or with compensation that would result in a material financial loss to Blue Ash. The OTS was also charged by the Improvement Act with prescribing standards for savings associations and their holding companies specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of Blue Ash or the holding company.

         REGULATORY CAPITAL REQUIREMENTS. Blue Ash is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Blue Ash at June 30, 1997, and the amount by which it exceeds, fully phased-in requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                           At June 30, 1997
                                       ------------------------
                                       Amount           Percent
                                       ------           -------
                                        (Dollars in thousands)

Tangible Capital                       $7,437             7.3%
Requirement                             1,537             1.5
                                       ------            ----

Excess                                 $5,900             5.8%
                                       ======            ====

Core Capital                           $7,437             7.3%
Requirement                             3,074             3.0
                                       ------            ----

Excess                                 $4,363             4.3%
                                       ======            ====

Risk-based Capital                     $7,681            14.8%
Risk-based Requirement                  4,138             8.0
                                       ------            ----

Excess                                 $3,543             6.8%
                                       ======            ====


         Current capital requirements call for tangible capital (which for Blue Ash is equity capital under generally accepted accounting principles adjusted for goodwill, excess mortgage servicing rights and unrealized losses on certain securities designated as available for sale) of 1.5% of adjusted total assets, core capital (which for Blue Ash consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Blue Ash consists of core capital plus general valuation allowances of $244,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those institutions that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital from 4% to 5%, depending on the institution's examination rating and overall risk. Blue Ash does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Its current core capital level is 7.3% of adjusted total assets.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, savings associations would have to measure the impact of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, Blue Ash would have to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, institutions with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to this requirement. Blue Ash currently qualifies for this exception. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         Pursuant to the Improvement Act, the OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (i) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (ii) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of 4% and core capital of 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (iii) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (iv) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% and core capital of less than 3%; and (v) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Blue Ash's capital at June 30, 1997 meets the standards for a well-capitalized institution.

         The Improvement Act prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized.

In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of
(i) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus borrowings payable in one year or less. This liquidity requirement, which is currently 5%, may be changed from time to time to any amount within the range of 4% to 10%, depending upon economic conditions and the savings flows at all associations. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets at a specified percentage, currently 1%, of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of Blue Ash, as computed under current regulation at June 30, 1997, was approximately $4.7 million, or 5.8%, and exceeded the then applicable 5.0% liquidity requirement by approximately $617,000, or 0.8%. At June 30, 1997, Blue Ash exceeded the then applicable 1.0% liquidity requirement of $819,000, or 1.0%, by approximately $2.1 million, or 2.5%.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test which required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company will be subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. See "Federal Home Loan Banks." At June 30, 1997, Blue Ash had QTL investments equal to approximately 84.2% of its total portfolio assets.

         LENDING LIMITS. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Unimpaired Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Unimpaired Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose" and, subject to certain conditions including OTS prior approval, may lend to one borrower for the development of domestic residential housing units in an amount up to the lesser of $30,000,000, or 30% of the savings association's unimpaired capital and surplus. At June 30, 1997, Blue Ash was in compliance with these lending limits. See "Lending Activities -- Loan Originations, Purchases and Sales."

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to insiders are also subject to Section 22(g) and (h) of the Federal Reserve Act ("FRA"), which place restrictions on loans to executive officers, directors and principal shareholders and their related interests. Generally, such loans must conform to limits on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Unimpaired Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public. Loans to executive officers are subject to additional restrictions. Blue Ash was in compliance with such restrictions at June 30, 1997.

         All transactions between savings associations and their affiliates must comply with Section 23A and 23B of the FRA. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Towne Financial is an affiliate of Blue Ash. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Blue Ash was in compliance with these requirements and restrictions at June 30, 1997.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         The first rating category is Tier 1, consisting of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net earnings, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Blue Ash meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         The second category, Tier 2, consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net earnings over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposed to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         In December 1994, the OTS issued a proposal to amend the capital distributions limits. Under that proposal, associations which are not owned by a holding company and which have a CAMEL examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if they remain adequately capitalized, as described above, after the distribution is made. Any other association seeking to make a capital distribution that would not cause the association to fall below the capital levels to qualify as adequately capitalized or better, would have to provide notice to the OTS. Except under limited circumstances and with OTS approval, no capital distributions would be permitted if it caused the association to become undercapitalized or worse.

         In addition, as a subsidiary of Towne Financial, Blue Ash is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. Blue Ash did not pay any dividends to Towne Financial during fiscal 1997.

         HOLDING COMPANY REGULATION. Towne Financial is a unitary savings and loan holding company within the meaning of the HOLA. As such, Towne Financial is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements. Congress is considering legislation that may require that Towne Financial become a bank holding company regulated by the FRB. Bank holding companies with more than $150 million in assets are subject to capital requirements similar to those imposed on Blue Ash and have more extensive interstate acquisition authority than savings and loan holding companies. Bank holding companies are subject to more restrictive activity and investment limits than savings and loan holding companies. No assurances can be given that such legislation will be enacted, and Towne Financial cannot be certain of the legislation's impact on its operations until it is enacted.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial activities and expanded securities and insurance activities. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1997, Blue Ash met the QTL Test.

         If Towne Financial were to acquire control of another savings institution, other than through a merger or other business combination with Blue Ash, Towne Financial would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of Towne Financial and any of its subsidiaries (other than Blue Ash or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF TOWNE FINANCIAL AND BLUE ASH. In addition to the Ohio law limitations on the merger and acquisition of Towne Financial and Blue Ash previously discussed, federal limitations generally require regulatory approval of acquisitions at specified levels. State law similarly requires regulatory approval and also imposes certain anti-takeover limitations. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Towne Financial or Blue Ash without 60 days prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are present. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         Ohio law requires Superintendent approval of any acquisition of control of Blue Ash directly or indirectly, including through Towne Financial. Control is deemed to be at least 15% ownership or voting power. Ohio law permits acquisitions of control by non-Ohio companies only if the law of the State of the acquiror permits similar acquisitions in that State by Ohio companies.

         In addition, any merger of Blue Ash must be approved by the OTS as well as the Superintendent. Further, any merger of Towne Financial, in which Towne Financial is not the resulting company, must also be approved by both the OTS and the Superintendent as a holding company acquisition.

FEDERAL DEPOSIT INSURANCE CORPORATION.

         DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits of federally-insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC maintains and administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Blue Ash is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Blue Ash, and has authority to initiate enforcement actions against federally-insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC may terminate the deposit insurance of any insured depository institution, including Blue Ash, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of Blue Ash's deposit insurance.

         SAIF members are generally prohibited from converting to the status of BIF members or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve level. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF to BIF conversion transaction is required to pay an exit fee to the SAIF and an entrance fee to the BIF. A savings association may adopt a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

         All state-chartered associations are generally limited to activities and investments of the type and in the amount authorized for federally-chartered associations, notwithstanding state law. The FDIC is authorized to permit such associations to engage in state-authorized activities or investments that do not meet this standard if they meet their capital requirements, if it is determined that such activities or investments do not pose a significant risk to the SAIF.

         ASSESSMENTS. The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The reserves of the BIF met the level required by law in May 1995. Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy commercial banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. This difference in assessment rates equaled approximately $.23 per $100 in deposits in 1996, as no BIF assessments were required for healthy commercial banks except for a minimum $2,000 fee. This premium disparity had a negative competitive impact on Blue Ash and other institutions in the SAIF.

         The underfunded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, legislation containing provisions for (i) recapitalizing the SAIF, (ii) providing for the eventual merger of the SAIF with the BIF and (iii) reallocating payment of the annual $780 million Financing Corporation ("FICO") bond obligation was enacted into law. These provisions, entitled the Deposit Insurance Funds Act of 1996 ("DIFA"), imposed a one-time special assessment on institutions holding SAIF deposits at March 31, 1995. The special assessment was imposed to capitalize the SAIF up the statutorily prescribed 1.25% designated reserve ratio and was determined at 65.7 basis points per $100 of insured deposits. Beginning January 1, 1997, SAIF members were to have the same risk-based regular assessment schedule as BIF members - 0 to 27 basis points. Thus, for most well-capitalized institutions like Blue Ash, there has been no regular insurance premium assessed at the present time. However, the enacted legislation does include a formula for sharing payment in the FICO obligation between members of the BIF and the SAIF. From January 1, 1997 until December 31, 1999 under the formula, the FICO assessment rate for BIF-insured institutions is approximately 1/5th of the FICO assessment rate for SAIF-insured institutions. Thus, in addition to the regular deposit insurance assessment (if any), BIF-insured institutions are assessed approximately $.013 per $100 in deposits per year to cover the annual FICO payments while SAIF-insured institutions are assessed approximately $.064 per $100 in deposits per year to cover the annual FICO payments. Starting in the year 2000 until the FICO bonds are retired in 2019, banks and thrifts will pay the FICO assessment on a pro rata basis which is estimated to be about 2.4 basis points per $100 of insured deposits for all institutions. Finally, the legislation provides for the BIF and the recapitalized SAIF to be merged on January 1, 1999 into a new Deposit Insurance Fund ("DIF"), provided that no insured depository institution is a savings association on that date.

         The special assessment was payable to the FDIC on November 27, 1996, and because the legislation was signed into law on September 30, the special assessment was recorded on the Corporation's books as an expense on September 30, 1996. Blue Ash had $55.8 million in deposits at March 31, 1995. With the special assessment at 65.7 basis points per $100 of insured deposits, Blue Ash was required to pay $366,000 on a pre-tax basis. This assessment was tax deductible, and it reduced net earnings and capital by $242,000 for the year ended June 30, 1997. With the passage of this legislation, the annual SAIF premiums are expected to be reduced by approximately $83,000 after consideration of the tax effects. By the year 2000, the one-time special assessment is expected to be made up through the reduction in SAIF premiums. While the one-time special assessment had a significant impact on fiscal 1997 earnings, the resulting lower annual premiums will benefit future years' earnings.

         FINANCIAL REPORTING. In accordance with the requirements of the Improvement Act, the FDIC has proposed financial and regulatory reporting requirements for institutions with assets of at least $500 million in assets. Such institutions must submit an annual report to the FDIC and other appropriate state and federal regulators, which contains audited statements by acceptable audit firms and a management report on the institution's preparation of financial statements, internal control systems and compliance with laws and regulations relating to safety and soundness as designated by the FDIC. Such laws and regulations are those governing affiliate transactions, insider loans and dividend restrictions. FDIC guidelines contain procedures for ascertaining the level of compliance in these areas. The annual report must also contain a report of the independent auditor attesting to and reporting on the management report. Institutions with assets of more than $3 billion must establish an independent audit committee of their boards in accordance with the regulatory requirements and the guidelines.


FRB REGULATIONS

         RESERVE REQUIREMENTS. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. FRB regulations currently require that reserves of 3% of net transaction accounts up to $49.3 million (subject to an exemption of up to $4.4 million), and that reserves of 10% be maintained against that portion of total net transaction accounts in excess of $49.3 million. At June 30, 1997, Blue Ash was in compliance with its reserve requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Association, the effect of this reserve requirement is to reduce an institution's earning assets.

         TRUTH IN SAVINGS. The Improvement Act included the Truth in Savings Act, which requires the FRB to establish regulations providing for clear and uniform disclosure of the rates, fees and terms of deposit accounts. The FRB has adopted regulations requiring specific disclosure before an account is opened, in regularly provided statements and in advertisements, announcements and solicitations initiated by a depository institution. The regulations also impose substantive limits on the methods used to determine the balance of an amount on which interest is calculated. These regulations became effective June 21, 1993. The required disclosure includes details of deposit account yield information, minimum balance requirements and fee impact on the yield. The regulations also establish certain recordkeeping requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Blue Ash is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Blue Ash's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Blue Ash is in compliance with this requirement with an investment of stock in the FHLB of Cincinnati of $742,000 at June 30, 1997.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLB has established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Cincinnati reviews and accepts proposals for subsidies under said program twice a year. Blue Ash has participated in this program.

                                    TAXATION

FEDERAL TAXATION

         Towne Financial and Blue Ash file a consolidated federal income tax return on a fiscal June 30 year basis using the accrual method of accounting. Towne Financial and Blue Ash are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Job Protection Act (the "Act"), which was signed into law on August 20, 1996, certain thrift institutions, such as Blue Ash, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

         Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For fiscal tax years 1996 and 1995, Blue Ash used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method. The percentage of taxable income method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over

(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Blue Ash, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before July 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves, or (b) what the thrift's reserves would have been at the close of its last year beginning before July 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after June 30, 1996, and before July 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before July 1, 1996.

         A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made; first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Blue Ash to Towne Financial is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Blue Ash's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1997, Blue Ash's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Blue Ash believes it had approximately $2.1 million of accumulated earnings and profits for tax purposes as of June 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Blue Ash will have current or accumulated earnings and profits in subsequent years.

         In addition to the regular income tax, Towne Financial and Blue Ash are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, for taxable years after 1986 and before 1996, Towne Financial and Blue Ash are also subject to environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         Towne Financial has not undergone an audit by the Internal Revenue Service at any time during the last five years. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Towne Financial.

OHIO TAXATION

         Towne Financial is subject to the Ohio corporation franchise tax, which, as applied to Towne Financial, is a tax measured by both net income and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

         In computing its tax under the net worth method, Towne Financial may exclude 100% of its investment in the capital stock of Blue Ash after the Conversion, as reflected on the balance sheet of Towne Financial, in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Blue Ash. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, Towne Financial may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including Towne Financial, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         Blue Ash is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Blue Ash's book net worth determined in accordance with generally accepted accounting principles. As a "financial institution," Blue Ash is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.           DESCRIPTION OF PROPERTY.

         As of June 30, 1997, Blue Ash conducted its business from its main office in Blue Ash and from additional full-service branches located in Mason, Amelia and Cherry Grove, Ohio.

         The following table sets forth certain information at June 30, 1997, regarding the properties on which the main office and each branch office of Blue Ash is located.

                                                     Year                                           Net
Location                                             Opened            Owned or Leased          Book Value(1)
--------                                             ------            ---------------          -------------

Main Office
-----------

4811 Cooper Road                                     1952                 Owned                   $788,000
Cincinnati, Ohio  45242


Full-Service Branch Offices
---------------------------

1187 Ohio Pike                                       1980                 Owned                   $278,000
Amelia, Ohio  45102

8620 Beechmont Avenue                                1993                 Owned                   $270,000
Cincinnati, Ohio  45255

6501 Mason-Montgomery Road                           1994                 Owned                   $616,000
Mason, Ohio  45040

--------------------------

(1) At June 30, 1997, Blue Ash's furniture, fixtures and equipment had a net book value of $383,000.

ITEM 3.           LEGAL PROCEEDINGS.

         Neither Towne Financial nor Blue Ash is aware of any material pending legal proceedings. From time to time, Blue Ash is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Blue Ash.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Incorporated by reference to the information contained in the Towne Financial Corporation Annual Report to Shareholders for the year ended June 30, 1997 (the "Annual Report"), under the caption "Market for Towne Financial's Common Shares and Related Security
Holder Matters" on pp. 8-9 of the Annual Report.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pp. 14-54 of the Annual Report.

ITEM 7.           FINANCIAL STATEMENTS.

         Incorporated by reference to the Consolidated Financial Statements contained in the Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Incorporated by reference to the information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Towne Financial Corporation to be filed on or about September 26, 1997 (the "Proxy Statement") under the captions "Election of Directors", "Executive Officers Who Are Not Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 10.          EXECUTIVE COMPENSATION.

         Incorporated by reference to the information contained in the Proxy Statement under the caption "Executive Compensation."

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Incorporated by reference to the information contained in the Proxy Statement under the caption "Voting Securities."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference to the information contained in the Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  ---------

3.1 Amended Articles of Incorporation of the Corporation incorporated by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1, Registration No. 33-43347, as amended (the "Registration Statement").

3.2      Code of Regulations of the Corporation incorporated by reference to
         Exhibit 3.3 to the Registration Statement.

10.1 1992 Stock Option Plan incorporated by reference to Exhibit 14(a)(3)10.4 of the Form 10-K filed by the Corporation for the year ended June 30, 1992.

10.2     1997 Stock Option Plan.

10.3 Form of Employment Agreement between The Blue Ash Building and Loan Company and William S. Siders.

10.4 Form of Employment Agreement between The Blue Ash Building and Loan Company and William T. Thornell.

10.5 Form of Employment Agreement between The Blue Ash Building and Loan Company and Joseph L. Michel.

13       Annual Report to Shareholders.

22 The only subsidiary of the Corporation is The Blue Ash Building and Loan Company, an Ohio corporation.

27       Financial Data Schedule.


         (b)      Reports on Form 8-K.
                  --------------------

                  No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWNE FINANCIAL CORPORATION

By: /s/ Ralph E. Heitmeyer
   -----------------------------
Date:   September 24, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Neil S. Strawser
   -----------------------------
   Neil S. Strawser
   Director and Chairman of the Board

Date:   September 24, 1997

By: /s/ Ralph E. Heitmeyer
   -----------------------------
   Ralph E. Heitmeyer
   Director and President

Date:   September 24, 1997

By: /s/ William S. Siders
   -----------------------------
   William S. Siders
   Director and Executive Vice President

Date:   September 24, 1997

By: /s/ Herb L. Krombholz
   -----------------------------
   Herb L. Krombholz
   Director and Vice President

Date:   September 24, 1997

By: /s/ William T. Thornell
   -----------------------------
   William T. Thornell
   Director and Vice President

Date:   September 24, 1997

By: /s/ Joseph L. Michel
   -----------------------------
   Joseph L. Michel
   Chief Financial Officer, Vice
     President and Treasurer

Date:   September 24, 1997

                                  EXHIBIT INDEX

Exhibit                                                         Sequentially
Number                     Description                          Numbered Pages
------                     -----------                          --------------

3.1               Amended Articles of Incorporation
                  (incorporated by reference).

3.2               Code of Regulations
                  (incorporated by reference).

10.1              1992 Stock Option Plan (incorporated
                  by reference).

10.2              1997 Stock Option Plan                                  86

10.3              Form of Employment Agreement between
                  The Blue Ash Building and Loan
                  Company and William S. Siders.                          92

10.4              Form of Employment Agreement between
                  The Blue Ash Building and Loan
                  Company and William T. Thornell.                       102

10.5              Form of Employment Agreement between
                  The Blue Ash Building and Loan
                  Company and Joseph L. Michel.                          112

13                Annual Report to Shareholders.                         122

22                The only subsidiary of the Corporation
                  is The Blue Ash Building and Loan
                  Company, an Ohio corporation.

27                Financial Data Schedule                                223