Form 10QSB
period 1997-09-30
TOWNE FINANCIAL CORP /OH
filed 1997-11-13
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


Commission File No. 0-20144
                   ---------

                      TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Registrant as specified in its charter)

     OHIO                                            31-1334563
----------------                                  ---------------
(State or other                                  (I.R.S. Employer
 jurisdiction of                                   Identification
of incorporation                                      Number)
 or organization)

4811 COOPER ROAD
BLUE ASH, OHIO                                        45242
----------------                                  ---------------
(Address of principal                               (Zip Code)
 executive office)


Registrant's telephone number, including area code:  (513) 791-1870


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                     No
    -----                                       -----

As of November 3, 1997, the latest practicable date, 208,500 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    -----   -----

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                              PAGE
                                                              ----
PART I     -    FINANCIAL INFORMATION

                Consolidated Statements of Financial            3
                Condition

                Consolidated Statements of Operations           5

                Consolidated Statements of Cash Flows           7

                Notes to Consolidated Financial Statements     10

                Management's Discussion and Analysis           15
                of Financial Condition and Results of
                Operations


PART II    -    OTHER INFORMATION                              36


SIGNATURES                                                     38

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                                       SEPTEMBER 30,     JUNE 30,
       ASSETS                                                               1997           1997
                                                                       -------------    ----------

Cash and due from banks                                                  $  1,478        $  2,310
Federal funds sold                                                            600             200
Interest-bearing deposits in other financial
 institutions                                                                 159             205
                                                                          -------         -------
          Cash and cash equivalents                                         2,237           2,715

Certificates of deposit in other financial
 institutions                                                                 467             466
Investment securities held to maturity - at
 amortized cost, approximate market value of
 $1,953 and $1,399 at September 30, 1997 and
 June 30, 1997                                                              1,948           1,399
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $15,183 and $15,538 at September 30, 1997
 and June 30, 1997                                                         14,906          15,269
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $11,568 and $11,267 at September 30, 1997 and
 June 30, 1997                                                             11,765          11,463
Loans receivable - net                                                     72,512          66,817
Office premises and equipment - at depreciated
 cost                                                                       2,301           2,335
Federal Home Loan Bank stock - at cost                                        755             742
Accrued interest receivable on loans                                          601             562
Accrued interest receivable on mortgage-backed
 securities                                                                   165             166
Accrued interest receivable on investments and
 interest-bearing deposits                                                     43              31
Goodwill - net of accumulated amortization                                    359             367
Prepaid expenses and other assets                                             241             226
                                                                          -------         -------

       TOTAL ASSETS                                                      $108,300        $102,558
                                                                          =======         =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                        (In thousands, except share data)


                                                                        SEPTEMBER 30,      JUNE 30,
   LIABILITIES AND SHAREHOLDERS' EQUITY                                      1997            1997
                                                                        -------------     ----------

Deposits                                                                  $ 87,227         $ 81,794
Advances from the Federal Home Loan Bank                                    12,000           12,000
Loan of Employee Stock Ownership Plan                                           60               60
Advances by borrowers for taxes and insurance                                  333              260
Accounts payable on mortgage loans serviced for
 others                                                                        311              368
Accrued interest payable                                                        37               28
Other liabilities                                                              181              138
Accrued federal income taxes                                                    86                9
Deferred Federal income taxes                                                  267              263
                                                                           -------          -------

      Total liabilities                                                    100,502           94,920

Commitments                                                                      -                -

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued
  and outstanding                                                                -                -
 Common shares - 2,250,000 shares of $1.00
  par value authorized; 208,500 shares issued
  and outstanding at September 30, 1997 and
  June 30, 1997                                                                209              209
 Additional paid-in capital                                                  1,680            1,680
 Retained earnings - substantially restricted                                6,152            5,987
 Less required contributions for shares acquired
  by Employee Stock Ownership Plan (ESOP)                                      (60)             (60)
 Unrealized losses on securities designated as
  available for sale - net of related tax effects                             (183)            (178)
                                                                           -------          -------

      Total shareholders' equity                                             7,798            7,638
                                                                           -------          -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $108,300         $102,558
                                                                           =======          =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months ended September 30,

                      (In thousands, except per share data)

                                                                                  1997                               1996
                                                                                  ----                               ----
Interest income
  Loans                                                                         $1,511                             $1,217
  Mortgage-backed securities                                                       428                                446
  Investment securities                                                             29                                 24
  Interest-bearing deposits and other                                               51                                 27
                                                                                 -----                              -----

      Total interest income                                                      2,019                              1,714

Interest expense
  Deposits                                                                       1,104                                934
  Borrowings                                                                       185                                145
                                                                                 -----                              -----

      Total interest expense                                                     1,289                              1,079
                                                                                 -----                              -----

      Net interest income                                                          730                                635

Provision for losses on loans                                                        6                                  5
                                                                                 -----                              -----

      Net interest income after provision
        for losses on loans                                                        724                                630

Other income
  Loan servicing fees                                                               24                                 28
  Gain on sale of mortgage loans                                                    22                                 29
  Gain on sale of mortgage-backed securities                                         7                                  -
  Service fees, charges and other operating                                         12                                 11
                                                                                 -----                              -----

      Total other income                                                            65                                 68

General, administrative and other expense
  Employee compensation and benefits                                               268                                240
  Occupancy and equipment                                                           92                                 85
  Data processing                                                                   26                                 25
  Federal deposit insurance premiums                                                12                                409
  Franchise taxes                                                                   24                                 23
  Advertising                                                                       23                                 21
  Amortization of goodwill                                                           8                                 10
  Other operating                                                                   51                                 51
                                                                                 -----                              -----

      Total general, administrative and
       other expense                                                               504                                864
                                                                                 -----                              -----

      Earnings (loss) before income taxes
       (subtotal carried forward)                                                  285                               (166)

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the three months ended September 30,

                      (In thousands, except per share data)

                                                                                  1997                               1996
                                                                                  ----                               ----

      Earnings (loss) before income taxes
       (subtotal carried forward)                                               $  285                             $ (166)

Federal income taxes (credits)
  Current                                                                           92                                (85)
  Deferred                                                                           7                                 31
                                                                                 -----                              -----

      Total federal income taxes (credits)                                          99                                (54)
                                                                                 -----                              -----

      NET EARNINGS(LOSS)                                                        $  186                             $ (112)
                                                                                 =====                              =====

      EARNINGS (LOSS) PER SHARE:

        On common and common equivalent shares                                  $  .85                             $ (.52)
                                                                                 =====                              =====

        On a fully diluted basis                                                $  .85                             $ (.52)
                                                                                 =====                              =====

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,

                                (In thousands)

                                                              1997             1996
                                                              ----             ----

Cash flows provided by (used in) operating activities:
   Net earnings for the period                             $  186            $ (112)
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
      Amortization of premiums and accretion of
       discounts on investment securities, net                  1                 -
      Amortization of premiums and accretion of
       discounts on mortgage-backed securities, net            (1)                6
      Gain on sale of mortgage-backed securities               (7)                -
      Provision for losses on loans                             6                 5
      Gain on sale of mortgage loans                           (5)              (24)
      Amortization of deferred loan origination fees           (8)              (10)
      Loans originated for sale in the secondary market    (1,196)             (529)
      Proceeds from sale of loans in the secondary
       market                                               1,327               388
      Depreciation and amortization                            40                37
      Federal Home Loan Bank stock dividends                  (13)              (12)
      Amortization of goodwill                                  8                10
      Increases (decreases) in cash due to changes in:
        Accrued interest receivable on loans                  (39)              (42)
        Accrued interest receivable on mortgage-backed
         securities                                             1                 1
        Accrued interest receivable on investments
         and interest-bearing deposits                        (12)               (3)
        Prepaid expenses and other assets                     (15)               12
        Accrued interest payable                                9                 4
        Other liabilities                                      43               385
        Federal income taxes
         Current                                               77               (85)
         Deferred                                               7                31
                                                           ------            ------

            Net cash provided by operating activities         409                62

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the three months ended September 30,

                                 (In thousands)

                                                                  1997             1996
                                                                  ----             ----

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
   held to maturity                                           $     -           $   110
  Proceeds from called investment securities held
   to maturity                                                    100                 -
  Purchase of investment securities held to maturity             (650)             (110)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                               279                 -
  Purchase of mortgage-backed securities designated as
   available for sale                                               -              (608)
  Purchase of mortgage-backed securities held to
   maturity                                                      (511)                -
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                             87               160
    Held to maturity                                              206               244
  Purchase of loans                                               (90)              (40)
  Loan disbursements                                          (10,146)           (6,779)
  Loan principal repayments                                     4,417             2,991
  Purchase of office premises and equipment                        (6)               (9)
  Increase in certificates of deposit in other
   financial institutions - net                                    (1)                -
                                                              -------           -------

      Net cash used in investing activities                    (6,315)           (4,041)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                  23,793            19,710
  Withdrawals from deposit accounts                           (18,360)          (19,068)
  Proceeds from Federal Home Loan Bank advances                   800             1,600
  Repayments of Federal Home Loan Bank advances                  (800)                -
  Advances by borrowers for taxes and insurance                    73                66
  Accounts payable on mortgage loans serviced for
   others                                                         (57)                1
  Dividends paid on common shares                                 (21)                -
                                                              -------           -------

      Net cash provided by financing activities                 5,428             2,309
                                                              -------           -------

  Net decrease in cash and cash equivalents                      (478)           (1,670)

  Cash and cash equivalents at beginning of period              2,715             3,611
                                                              -------           -------

  Cash and cash equivalents at end of period                 $  2,237          $  1,941
                                                              =======           =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the three months ended September 30,

                                 (In thousands)

                                                               1997                 1996
                                                               ----                 ----

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                    $    15              $     -
                                                             ======               ======

    Interest on deposits and borrowings                     $ 1,280              $ 1,075
                                                             ======               ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans receivable to real estate
   acquired through foreclosure                             $     -              $   108
                                                             ======               ======

  Transfers of loans from held for investment
   classification to held for sale                          $   126              $    59
                                                             ======               ======

  Recognition of mortgage servicing rights in
   accordance with Statement of Financial Accounting
   Standards No. 122                                        $    17              $     5
                                                             ======               ======

  Unrealized losses on securities designated
   as available for sale - net of related
   tax effects                                              $     5              $    14
                                                             ======               ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended September 30, 1997 and 1996

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

1. Basis of Presentation
   ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
   ---------------------------

         Towne Financial is a unitary savings and loan holding company. Since the date of its incorporation, Towne Financial's activities have been limited primarily to holding the common stock of its wholly-owned subsidiary, The Blue Ash Building and Loan Company ("Blue Ash", or the "Company").

         The accompanying consolidated financial statements include the accounts of Towne Financial and Blue Ash. Future references to Towne Financial or Blue Ash are utilized herein as the context

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1997 and 1996

2. Principles of Consolidation (continued)
   ---------------------------

requires. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

3. Effects of Recent Accounting Pronouncements
   -------------------------------------------

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse. An institution that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value. SFAS No. 125 provides that a liability is removed from the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1997 and 1996

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 supersedes SFAS No. 122 and is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that the adoption of SFAS No. 125 will have a material adverse effect on Towne Financial's consolidated financial position or results of operations.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires institutions to present basic earnings per share and, if applicable, diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, is effective for interim and annual periods ending after December 15, 1997, and prior period earnings per share disclosures presented for comparative purposes (including those in interim financial statements, summaries of earnings and selected financial data) should be restated. Early application of SFAS No. 128 is not permitted, although institutions may disclose pro forma earnings per share amounts computed using SFAS No. 128 in financial statement notes in periods before the effective date. Based upon the provisions of SFAS No. 128, Towne Financial's basic and diluted earnings per share would have been $.89 and $.85, respectively, for the three months ended September 30, 1997. Additionally, Towne Financial's basic and diluted loss per share would have been $.54 and $.52, respectively, for the three months ended September 30, 1996.

         Simultaneously with the issuance of SFAS No. 128, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an institution's capital structure. This Statement contains

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1997 and 1996

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

no change in disclosure requirements for institutions that were subject to the previously existing requirements. SFAS No. 129 applies to all institutions, public and nonpublic, and is effective for financial statements issued for periods ending after December 15, 1997. Management does not believe that the disclosure requirements of SFAS No. 129 will have a material impact on Towne Financial's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires institutions presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, expense, gains and losses that bypass the statement of earnings and are reported in a separate component of equity, i.e., unrealized gains and losses on certain investments and mortgage-backed securities. SFAS No. 130 does not apply to an institution that has no items of other comprehensive income in any period presented. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior year financial statements presented for comparative purposes. The adoption of SFAS No. 130 relates solely to the disclosure provisions, and therefore, will not have a material effect on Towne Financial's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1997 and 1996

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged. Segment information reported in earlier years is to be restated to conform to the requirements of SFAS No. 131. Enterprises will not be required to report segment information in interim financial statements in the year of adoption, but comparative financial information is required beginning with the second year after adoption. SFAS No. 131 is not expected to have a material impact on the Corporation's consolidated financial statements.

4. Earnings per Share
   ------------------

         Earnings per common share and common equivalent share was computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods presented. Earnings per common share and common equivalent share for the three month periods ended September 30, 1997 and 1996 has been computed based on 218,007 and 214,125 weighted average shares of common stock and common stock equivalents outstanding, respectively. Exercisable options, attendant to Towne Financial's Stock Option and Incentive Plan, were considered in the computation of earnings per common and common equivalent shares.

         Fully-diluted earnings per share was computed assuming exercise of all Towne Financial's outstanding stock options. Fully-diluted earnings per share for the three month periods ended September 30, 1997 and 1996 has been computed based on 219,218 and 216,012 weighted average shares of common stock and common stock equivalents outstanding, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

         In the following pages, management presents an analysis of Towne Financial's consolidated financial condition as of September 30, 1997, and the consolidated results of operations for the three month period ended September 30, 1997, as compared to the same period in 1996. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Towne Financial's operations and Towne Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Towne Financial's general market area.

         Without limiting the foregoing, some of the forward-looking statements included herein include the following:

         1. Management's determination of the amount of allowance for loan losses;

         2.       The effect of changes in interest rates;

         3.       Changes in deposit insurance premiums;

         4. Legislative changes that may change the regulatory requirements of Towne Financial and Blue Ash;

         5. Management's belief that Towne Financial's and Blue Ash's activities will not be materially affected by proposed changes in the regulation of all savings institutions and their holding companies;

         6. Management's opinion as to the effects of recent accounting pronouncements on Towne Financial's consolidated financial statements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997
----

         At September 30, 1997, Towne Financial's consolidated assets totaled $108.3 million, representing an increase of $5.7 million, or 5.6%, over the $102.6 million asset level at June 30, 1997. The increase in asset size experienced during the three months ended September 30, 1997 was funded principally through an increase in deposits of $5.4 million, or 6.6%, and, to a lesser extent, an increase in shareholders' equity of $160,000, or 2.1%, and an increase realized in all noninterest-bearing liabilities of $149,000, or 14.0%. Such increase in assets was primarily due to an increase in loans receivable of $5.7 million, or 8.5%, and an increase in investment securities held to maturity of $549,000, or 39.2%, which were partially offset by a decrease in cash and cash equivalents of $478,000, or 17.6%. The growth in total assets during the three months ended September 30, 1997 was consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations within the existing branch structure.

         Cash and due from banks, federal funds sold, interest-bearing deposits and certificates of deposits in other financial institutions totaled approximately $2.7 million at September 30, 1997, a decrease of $477,000, or 15.0%, from June 30, 1997 levels of $3.2 million. As a result, regulatory liquidity approximated only 5.0% at September 30, 1997, as compared to 5.8% at June 30, 1997. This percentage decline in regulatory liquidity was primarily due to a higher deposit base at September 30, 1997, coupled with a reduction in cash and cash equivalents resulting from utilization of excess liquidity to help fund the growth in the loan portfolio. Such deployment of excess cash and liquid assets into loans, reflecting management's desire to obtain higher yields available from investment in loans, was needed as growth in the loan portfolio slightly outpaced growth in deposits, its primary funding source, during the three months ended September 30, 1997.

         Investment securities held to maturity increased by $549,000, or 39.2%, during the three months ended September 30, 1997. This

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

increase in investment securities reflected the purchase of callable U.S. Government agency obligations of $650,000, which was partially offset by securities being called of $100,000. In addition to funding loans, management utilized excess cash and cash equivalents, to a lesser extent, to purchase shorter-term callable U.S. Government agency obligations in order to generate higher yields than those obtained from federal funds sold and overnight deposits. Not only did management desire higher yields with its shorter-term investments, it also invested in securities qualifying for liquidity purposes.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity approximated $26.7 million in the aggregate at September 30, 1997. This level approximated the level reported at June 30, 1997. During the three months ended September 30, 1997, purchases of $511,000 in floating-rate collateralized mortgage obligations were fully offset by proceeds from sale of securities of $279,000 and principal repayments on securities of $293,000. From time to time, management has decided to use certain repayment cash flows generated from mortgage-backed securities to originate new loans. Management has also elected to increase the level of its mortgage-backed securities in attempts to diversify its holdings and to increase the volume of interest-earning assets relative to the equity base (leverage) in order to improve net interest income and overall net earnings. During the three months ended September 30, 1997, the Corporation sold an adjustable-rate mortgage-backed security at a profit in order to alleviate the prepayment risk exposure inherent in the security. With the proceeds from the sale, along with principal repayment cash flows on existing securities within the portfolio, a floating-rate collateralized mortgage obligation was purchased for the portfolio in order to take advantage of an attractive spread to the comparable U.S. treasury index.

         Loans receivable and loans held for sale increased in the aggregate by approximately $5.7 million, or 8.5%, during the three

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

months ended September 30, 1997. This increase was largely attributed to loan disbursements, loan purchases and loans originated for sale in the secondary market of $11.4 million, which were partially offset by loan sales, net of gains, of $1.3 million and principal repayments on loans of $4.4 million. Growth in the loan portfolio was primarily due to an increase of $4.2 million, or 8.4%, in one-to-four family residential real estate loans, an increase of $1.1 million, or 36.6%, in multi-family residential real estate loans and an increase of $556,000, or 5.0%, in nonresidential real estate and land loans, all of which were partially offset by a decrease of $106,000, or 3.9%, in home equity line-of-credit loans and a decrease of $47,000, or 18.8%, in passbook loans to deposit customers. Blue Ash's growth in the loan portfolio was the result of management's strategy to primarily hold loans in the current interest rate environment subject to certain interest rate risk limitations, and to redeploy funds from other asset categories into lending activities to the extent practicable. This strategy to hold loans reflected management's continued desire to grow the Corporation largely through loan portfolio growth, management's desire to obtain a better loan portfolio mix of adjustable and fixed by increasing the fixed-rate portion of its loan portfolio and management's intent to increase its loan-to-deposits ratio. In addition, not only was the increase of $5.7 million, or 8.5%, in loans receivable during the three months ended September 30, 1997 attributed to management's strategy of holding fixed-rate mortgage loans in the current interest rate environment, but the loan portfolio growth was also the result of a continued strong marketing and selling effort by management to originate loans and the continual development and refinement of new loan products and programs to better serve the lending area.

         At September 30, 1997, the Corporation's allowance for loan losses totaled $250,000, an increase of $6,000, or 2.5%, over the $244,000 level represented at June 30, 1997. During the three

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

months ended September 30, 1997, the Corporation increased its allowance for general loan losses by $6,000. The Corporation's internally-classified assets totaled approximately $452,000 at September 30, 1997, as compared to $478,000 at June 30, 1997. Non-performing and nonaccrual loans totaled $452,000, or 0.62% of loans receivable, at September 30, 1997, and $403,000, or 0.60% of loans receivable, at June 30, 1997. In the opinion of management, such internally-classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 60-65% loan-to-value ratio at September 30, 1997 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in Blue Ash's lending area. The provision for general loan losses of $6,000 recorded during the three months ended September 30, 1997 was attributed to the overall growth of 8.5% in the loan portfolio and the slight increase in non-performing and nonaccrual loans at September 30, 1997. Management believed that the loan loss allowance existing at September 30, 1997 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally-classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at September 30, 1997 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At September 30, 1997, the Corporation's allowance for loan losses consisted entirely of general valuation allowances, as

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

defined by the regulations of the OTS, and represented 0.34% of the total amount of loans outstanding, including those loans designated as held for sale, and 55% of internally-classified assets.

         Deposits totaled $87.2 million at September 30, 1997, an increase of $5.4 million, or 6.6%, over the $81.8 million in deposits outstanding at June 30, 1997. The increase in total overall deposits was primarily the result of an increase in certificates of deposit of $6.5 million, or 10.4%, which was partially offset by a decrease in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $1.1 million, or 5.7%. The increase in certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) during the three months ended September 30, 1997 was attributed to an increase in certificate of deposit balances obtained from the local market area of $4.8 million, or 8.4%, and an increase in brokered deposits of $1.7 million, or 34.7%. In an effort to sustain deposit growth during the three months ended September 30, 1997, Blue Ash continued its strategy of selectively obtaining brokered deposits and out-of-state funds to supplement its local deposit base. These deposits were typically obtained at interest rates at or below local market interest rates and had terms to maturity of two years or less. Given its other available funding alternatives, Blue Ash has the ability to suspend brokered deposit activity at any time and has the ability to repay its maturities on all brokered deposits without placing any undue risk on its liquidity position or cost of funds. However, as long as demand for new loan production remains strong, brokered deposits will continue to be a viable funding source, as management is reluctant to aggressively price above market and seek at all times certificates of deposit from its local market area. The increase in certificates of deposit from its local market area during the three months ended September 30, 1997 was attributed to the influx of new accounts resulting from continued strong marketing efforts and very competitive pricing on certificate of deposit accounts. The decrease in transaction accounts, primarily money market deposit

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

accounts and passbook accounts, which are subject to daily repricing, was primarily due to the transfer of these funds into higher yielding certificate of deposit investments and other investment alternatives such as mutual funds. As part of its efforts to further increase the deposit base, management made a more assertive effort during fiscal 1997 and during the three months ended September 30, 1997 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on the cross-selling of deposit products (i.e. checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. Specifically, in order to better market checking accounts to its customers, Blue Ash introduced a new "free checking" account program in June 1997 at its Mason office. This program was set up to attract a greater volume of checking accounts at that office and to lower deposit costs. During the three months ended September 30, 1997, this new checking program helped increase the number of checking accounts at the Mason office by 30.1%. Due to the initial success of the program at the Mason office, the "free checking" program was extended to all the offices during the three months ended September 30, 1997. As a result of this "free checking" program and all other marketing and selling efforts to date, the number of overall checking accounts increased by 4.7% during the three months ended September 30, 1997. The overall growth in deposits during the three months ended September 30, 1997 reflected management's continuing efforts to maintain steady growth and was consistent with management's short-term and long-term goals. From time to time, however, in an attempt to closely control its overall cost of funds and based on the current interest rate environment, management may temporarily elect to use alternative funding sources, such as brokered deposits. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted principally of Federal Home Loan Bank advances, totaled approximately $12.1 million at September 30, 1997, as compared to $12.1 million at June 30, 1997. During the three months ended September 30, 1997, Blue Ash repaid the remaining $800,000 balance on its line-of-credit facility with the Federal Home Loan Bank by obtaining an $800,000 one-year LIBOR-based advance, adjusting monthly. From time to time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. Federal Home Loan Bank advances are utilized by Blue Ash for funding in times of low cash availability, as well as funding specific needs, such as large loans. Another use is the funding of investments and mortgage-backed securities, where an attractive spread is offered when compared to the cost of borrowing, and where both the security and the borrowing have similar terms to maturity or similar repricing patterns. Management believes that the use of Federal Home Loan Bank advances is a prudent measure in the above instances. Additionally, Federal Home Loan Bank advances may also be used as an instrument in the control of interest rate risk when appropriate. In future periods, management may acquire additional Federal Home Loan Bank advances to fund loan production, to acquire investments and mortgage-backed securities, or as a tool to manage the interest rate risk of Blue Ash.

         Shareholders' equity totaled $7.8 million at September 30, 1997, an increase of $160,000, or 2.1%, over the total of $7.6 million at June 30, 1997. The increase in shareholders' equity was primarily due to net earnings for the period of $186,000, which was partially offset by the payment of dividends to shareholders of $21,000 and an increase in unrealized market losses on securities designated as available for sale, net of related tax effects, of $5,000. At September 30, 1997, shareholders' equity as a percentage of total assets was 7.2%.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

         Blue Ash is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Blue Ash's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Blue Ash must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Blue Ash's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets equal to 3.0% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets, as defined by OTS regulations.

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at September 30, 1997. Specifically, Blue Ash's tangible and core capital of $7.6 million, or 7.0% of total adjusted assets, exceeded the respective minimum requirements of $1.6 million and $3.2 million at that date by approximately $6.0 million, or 5.5% of total adjusted assets, and $4.4 million, or 4.0% of total adjusted assets. Additionally, Blue Ash's risk-based capital of approximately $7.8 million at September 30, 1997, or 14.1% of risk-weighted assets (including a general loan loss allowance of $250,000), exceeded the current 8.0%

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to September 30,
-----------------------------------------------------------------------------
1997 (continued)
----

requirement of $4.4 million by approximately $3.4 million, or 6.1% of risk-weighted assets.

         The OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         The OTS adopted a final rule in August 1993 incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has indicated that no institution will be required to deduct an interest rate risk component from capital for purposes of computing the risk-based capital requirement until further notice. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At September 30, 1997, Blue Ash had total assets of $108.3 million and risk-based capital in excess of 14.1% which would have qualified Blue Ash for this exemption had the new requirements been in effect at such date.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996
-------------

General
-------

         Net earnings totaled $186,000 for the three months ended September 30, 1997, representing an increase of $298,000, or 266.1%, over the $112,000 in net loss recorded for the three months ended September 30, 1996. The improvement in earnings level for the three months ended September 30, 1997 was primarily attributable to an increase in net interest income after provision for losses on loans of $94,000, or 14.9%, and a decrease in general, administrative and other expense of $360,000, or 41.7%, which were partially offset by a decrease in other income of $3,000, or 4.4%. The increase in earnings level before federal income taxes of $451,000, or 271.7%, resulted in an increase in the provision for federal income taxes of $153,000, or 283.3%. The Corporation's net earnings for the three months ended September 30, 1996 were negatively impacted by a special assessment levied on all savings institutions insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation to recapitalize the SAIF to the required statutory level in accordance with legislation enacted into law on September 30, 1996. Excluding the nonrecurring after-tax charge of $242,000, due to the special assessment, the Corporation would have shown net earnings of $130,000, or $.60 per share, for the three months ended September 30, 1996. Excluding the SAIF charge, net earnings for the three months ended September 30, 1997 would have represented an increase in net earnings of $56,000, or 43.1%, and an increase in earnings per share of $.25, or 41.7%, over the same period in the prior year.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income increased by $95,000, or 15.0%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The increase in net

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
------------------------------------------------------

interest income during the three months ended September 30, 1997 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances of loans, investment securities and other interest-earning assets, and to increases in the weighted average rates earned on loans, mortgage-backed securities and other interest-earning assets, which were partially offset by a decrease in the average outstanding balance of mortgaged-backed securities and to a decline in the weighted average rate earned on investment securities. Total interest income on the Corporation's interest-earning assets increased by $305,000, or 17.8%, during the three months ended September 30, 1997 due to overall increases of $12.4 million, or 14.1%, in the average outstanding balances of such assets, which were coupled with overall increases of 26 basis points (100 basis points equal 1%), or 3.4%, in the weighted average yields earned on such assets. The increase in total interest income during the three months ended September 30, 1997 was partially offset by an increase in total interest expense, primarily due to increases in the average outstanding balances of deposits and borrowings, which were coupled with increases in the weighted average rates paid on deposits and borrowings. Total interest expense on the Corporation's interest-bearing liabilities for the three months ended September 30, 1997, as compared to the same period in the prior year, increased by $210,000, or 19.5%, due to overall increases of $11.9 million, or 14.0%, in the average outstanding balances of such liabilities, which were coupled with overall increases of 24 basis points, or 4.7%, in the weighted average yields paid on the Corporation's interest-bearing liabilities. The upward movement in the average yields earned on the Corporation's interest-earning assets as compared to the average yields paid on the Corporation's interest-bearing liabilities reflected assets repricing upward more rapidly than liabilities. Such changes in yields earned and paid were reflected in the interest rate spread, which had increased from 2.69% during the three months ended September 30, 1996 to 2.71% during the three months ended September 30, 1997, and the net yield (net interest income as a percentage of average interest-earning

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

assets), which had increased from 2.88% during the three months ended September 30, 1996 to 2.90% during the three months ended September 30, 1997. The major factor contributing to the increases in the interest rate spread and net yield period-to-period was believed to be management's continued efforts in growing the loan portfolio by holding in the portfolio the majority of fixed-rate loans originated given the current interest rate environment.

         Interest income on loans increased by $294,000, or 24.2%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The increase in interest income on loans during the three months ended September 30, 1997 was due to an increase of $12.6 million, or 22.0%, in the average balance of loans outstanding, which was coupled with an increase of 15 basis points, or 1.8%, in the weighted average rate earned on loans. The increase in the average outstanding balance of loans period-to-period reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio was also attributed to management's current strategy to portfolio fixed-rate mortgage loans in the current interest rate environment subject to certain interest rate risk limitations. The increase in the average yield earned on loans was principally the result of management's strategy to hold fixed-rate mortgage loans to the extent practicable, so as to improve interest rate spread and overall net earnings. The greater percentage of outstanding fixed-rate mortgage loans in the loan portfolio during the three months ended September 30, 1997, the upward repricing of existing adjustable-rate ("teaser") mortgage loans and strong consumer preferences toward originating fixed-rate mortgages as opposed to lower rate adjustable mortgages in a relatively stable but lower interest rate environment are other contributing factors leading to overall higher loan yields during the three months ended September 30, 1997.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity decreased by approximately

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

$18,000, or 4.0%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The decrease in interest income on mortgage-backed securities during the three months ended September 30, 1997 was the result of a decrease in the average balance of mortgage-backed securities outstanding of $1.2 million, or 4.4%, which was partially offset by an increase in the weighted average rate earned on such assets of 3 basis points, or 0.5%. The decrease in the average balance of mortgage-backed securities outstanding during the three months ended September 30, 1997 reflected principal repayments and sales of securities exceeding purchases. Proceeds from sales of securities and principal repayments were shifted towards the origination of loans, as management's primary objective was to grow the loan portfolio by earmarking funds from other asset categories to the extent practicable. The increase in the weighted average yield earned on mortgage-backed securities period-to-period generally reflected the upward movement in the eleventh district cost of funds index ("COFI") on which a majority of the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations are tied to in determining interest rate changes. Such an increase in the COFI market index was partially offset by decreases in certain other market indexes which are utilized by the Corporation in determining interest rate changes on a segment of the securities portfolio, due to a lower interest rate environment period-to-period.

         Interest and dividend income on investment securities held to maturity and other interest-earning assets increased in the aggregate by $29,000, or 56.9%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The increase during the three months ended September 30, 1997 was primarily due to increases of $296,000, or 22.3%, and $785,000, or 40.1%, in the average outstanding balances of investment securities and other interest-earning assets (primarily interest-bearing deposits in other financial institutions), respectively, and to an increase in the weighted average rate earned on other interest-earning assets of 192 basis points, or 34.8%, all of which were partially offset by a decline of 9 basis

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

points, or 1.2%, in the weighted average rate earned on investment securities. The increase in the average outstanding balance of investment securities was principally due to the purchase of callable U.S. government agency obligations. These securities were generally acquired for liquidity purposes as well as to provide the Corporation with attractive, above market interest rates to compensate for the call feature inherent in these securities. Such callable securities were principally viewed by management as "yield enhancers," especially during a flat yield curve environment that predominately existed at the time of many of these purchases, and helped improve the Corporation's overall yield on investment securities from past levels. The decrease in the weighted average yield earned on investment securities was the function of a lower interest rate environment period-to-period, as newer purchases of callable agency obligations were obtained at lower rates than those securities previously purchased and being called. The increase in other interest-earning assets was attributed in part to increased liquidity needs resulting from significant asset growth period-to-period. The increase in the weighted average rate earned on such assets period-to-period was the direct result of an increase in short-term interest rates by the Federal Reserve in March 1997 and the purchase of high-yielding short-term certificate of deposit investments for the portfolio which were acquired subsequent to the 1996 period.

         Interest expense on deposits, the largest component of the Corporations interest-bearing liabilities, increased by $170,000, or 18.2%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The increase in interest expense on deposits during the three months ended September 30, 1997 was due to an increase of $9.3 million, or 12.3%, in the average balance of deposits outstanding, which was coupled with an increase of 26 basis points, or 5.3%, in the weighted average rate paid on deposits. The increase in the average balance of deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

maturity of two years or less) of $10.0 million, or 17.8%, which was partially offset by a decline of $695,000, or 3.6%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher-yielding term certificates of deposit and from an influx of new deposits due to increased marketing and selling efforts by management and competitive pricing strategies. In addition, during the three months ended September 30, 1997, management utilized brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, interest rates paid on brokered deposits were actually the same or lower than interest rates paid on local deposits. The increase in the average outstanding balance of deposits was necessary to predominately fund the growth in the loan portfolio. The increase in the weighted average rate paid on deposit accounts period-to-period reflected higher market rates of interest. Specifically, the weighted average rate paid on certificates of deposit increased from 5.70% during the three months ended September 30, 1996 to 5.90% during the three months ended September 30, 1997, while the weighted average rate paid on transaction accounts decreased slightly from 2.71% during the three months ended September 30, 1996 to 2.69% during the three months ended September 30, 1997.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, adjustable-rate LIBOR-based advances and, to a lesser extent, an adjustable-rate loan of the ESOP, increased by $40,000, or 27.6%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The increase in interest expense on borrowings during the three months ended September 30, 1997 was attributed to an increase of $2.6 million, or 27.4%, in the average outstanding balance of borrowings, which was coupled with an increase of 1 basis point, or 0.2%, in the weighted average rate paid on borrowings. Such increase in the average outstanding balance of borrowings period-

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

to-period was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist, in part, in funding the Corporation's lending and investment activities. Advances from the Federal Home Loan Bank were utilized by management as an alternative funding source to deposits in order to provide additional liquidity and sources of funds to the lending function during periods of cash outflows, as well as to pursue its lending and investment programs when the opportunities existed. During the three months ended September 30, 1997, the weighted average rate paid on borrowings increased to 6.14%, an increase of 1 basis point, or 0.2%, from the 6.13% during the three months ended September 30, 1996. This increase in the weighted average rate paid period-to-period generally reflected the higher costs of new borrowings in comparison to borrowings obtained in prior periods and the higher interest costs paid on the adjustable-rate portion of Federal Home Loan Bank advances resulting from a rise in short-term market interest rates in March 1997.

         The Corporation's provision for losses on loans increased by $1,000, or 20.0%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The provision for losses on loans, which was comprised solely of discretionary additions to the general loan loss allowance, represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb losses in the loan portfolio. The 1997 three month period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in minimal loan losses (charge-offs) over the past five years. The Corporation's

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

provision for losses on loans during the three months ended September 30, 1997 was principally attributable to loan portfolio growth of 8.5% and a slight increase in non-performing and nonaccrual loans. Management uses the best information available in providing for possible loan losses and believes that the allowance is adequate to cover any unforeseen losses in the loan portfolio at September 30, 1997. However, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans increased during the three months ended September 30, 1997 by $94,000, or 14.9%, as compared to the same period in the prior year.

Other Income
------------

         Total other income decreased by $3,000, or 4.4%, from $68,000 during the three months ended September 30, 1996 to $65,000 during the three months ended September 30, 1997. The principal causes for this decline in other income during the three months ended September 30, 1997 were a decrease in gain on sale of mortgage loans of $7,000, or 24.1%, and a decrease in loan servicing fees of $4,000, or 14.3%, which were partially offset by an increase in gain on sale of mortgage-backed securities of $7,000 and an increase in service fees, charges and other operating income of $1,000, or 9.1%.

         The decrease in gain on sale of mortgage loans of $7,000, or 24.1%, period-to-period, was the result of the absence in the 1997 period of $19,000 in unrealized market gains on loans identified as held for sale during the 1996 period, which was partially offset by an increase of $12,000 in gains (including SFAS No. 122 gains) on the sale of mortgage loans in the secondary market. The Corporation recognized gains on the sale of mortgage loans in the secondary market of $22,000 and $10,000 during the three months

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

Other Income (continued)
------------

ended September 30, 1997 and 1996, respectively. As a result, proceeds from the sale of loans in the secondary market increased from $388,000 during the three months ended September 30, 1996 to $1.3 million during the three months ended September 30, 1997, and loans originated for sale in the secondary market increased from $529,000 during the three months ended September 30, 1996 to $1.2 million during the three months ended September 30, 1997. Due to a lower interest rate environment prevailing during the three months ended September 30, 1997, management elected to begin originating more fixed-rate mortgage loans for sale as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes.

         The increase in gain on sale of mortgage-backed securities of $7,000 during the three months ended September 30, 1997 was due to increased sales activity. During the three months ended September 30, 1997, there were proceeds of $279,000 from the sale of mortgage-backed securities, while there was no sales activity during the three months ended September 30, 1996. The decrease in loan servicing fees of $4,000, or 14.3%, during the three months ended September 30, 1997 was principally attributed to a decline of approximately $5.1 million, or 10.8%, in the average outstanding balance of loans sold in the secondary market and to other financial institutions, which was coupled with an increase of $1,000 in expense for amortization and impairment of originated mortgage servicing rights under SFAS No. 122. The increase in service fees, charges and other operating income of $1,000, or 9.1%, reflected increased fees generated period-to-period from NOW accounts, construction loans and mortgage loan modifications, which were partially offset by a reduction in fee income received from correspondent lenders for nonconforming loans.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense decreased by $360,000, or 41.7%, during the three months ended September 30, 1997, as compared to the same period in the prior year. The

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

General, Administrative and Other Expense (continued)
-----------------------------------------

components of this decrease in total general, administrative and other expense during the three months ended September 30, 1997 were comprised of a decrease in federal deposit insurance premiums of $397,000, or 97.1%, and a decrease in amortization of goodwill of $2,000, or 20.0%, which were partially offset by an increase in employee compensation and benefits of $28,000, or 11.7%, an increase in occupancy and equipment expense of $7,000, or 8.2%, an increase in advertising expense of $2,000, or 9.5%, an increase in state franchise tax expense of $1,000, or 4.3%, and an increase in data processing expense of $1,000, or 4.0%.

         The driving factor behind the significant decline in total general, administrative and other expense during the three months ended September 30, 1997 was the decrease in federal deposit insurance premiums of $397,000, or 97.1%, which was due to the one-time special assessment of $366,000 to recapitalize the SAIF to federally-mandated levels and to reduced deposit insurance premiums of $31,000 following the September 1996 SAIF recapitalization. Excluding the SAIF special assessment, total general, administrative and other expense would have only increased from $498,000 during the three months ended September 30, 1996 to $504,000 during the three months ended September 30, 1997, an increase of $6,000, or 1.2%.

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $28,000, or 11.7%, during the three months ended September 30, 1997, as compared to the same period in the prior year, was primarily due to normal merit increases, increases in employee group health insurance premiums, increases in expenses related to the ESOP due to the payout of benefits to terminated employees, increases in loan officer bonus expense as a result of a greater loan volume, increases in annual bonus expense to employees and officers stemming from a higher earnings level and increases in certain payroll-related taxes, all of which were partially offset by an increase of $10,000, or 38.5%, in deferred loan origination costs

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1997 and 1996 (continued)
-------------

General, Administrative and Other Expense (continued)
-----------------------------------------

in accordance with SFAS No. 91 as a result of an approximate $4.1 million, or 55.6%, increase in total lending volume period-to-period.

         The increase in occupancy and equipment expense of $7,000, or 8.2%, was largely due to increases in office building repair and maintenance, furniture and fixture expenses and telephone, which were partially offset by lower expenses associated with ATM processing. The increase in advertising expense of $2,000, or 9.5%, was principally attributable to a continuation of intensified marketing and selling efforts by management, which were directed toward the loan origination function and attracting new deposits. The increase in data processing expense of $1,000, or 4.0%, reflected an increased average deposit base as well as growth in lending operations, while the increase in state franchise tax expense of $1,000, or 4.3%, was primarily attributed to an enhanced equity capital position period-to-period.

Federal Income Taxes (Credits)
------------------------------

         The provision for federal income taxes totaled $99,000 for the three months ended September 30, 1997. For the three months ended September 30, 1996, the Corporation recognized federal income tax credits of $54,000. The increase of $153,000, or 283.3%, in provision for federal income taxes in the 1997 period, as compared to the 1996 period, reflected the higher level of pre-tax earnings, an increase of $451,000, or 271.7%. As previously discussed, the one-time charge to replenish the SAIF had a detrimental impact on net earnings for the three months ended September 30, 1996. As a result, the level of federal income tax expense for the three months ended September 30, 1997 generally reflected the level of pre-tax earnings for such period, while the level of federal income tax credits for the three months ended September 30, 1996 generally reflected the level of pre-tax loss for such period.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                     PART II


ITEM 1.           Legal Proceedings
                  -----------------

                  Neither the Corporation nor Blue Ash is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 2.           Changes in Securities
                  ---------------------

                  Not Applicable

ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not Applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of Shareholders of Towne Financial Corporation was held on October 29, 1997. At the Annual Meeting, shareholders elected one director to a three year term expiring in 2000. The Corporation solicited proxies for the Annual Meeting. There was no solicitation in opposition to management's nominee for election as director and such nominee was elected. The director nominated for re-election was re-elected by the following votes:

                                                          For         Withheld
                                                          ---         --------
                           Ralph E. Heitmeyer           197,409        3,185

                  The shareholders approved the adoption of the Towne Financial Corporation 1997 Stock Option Plan for key management personnel and the Board of Directors of the Corporation and Blue Ash by the following vote:

                  For:  133,260      Against:   44,632       Abstain:   3,367

                  The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's independent public accountants for the year ending June 30, 1998 by the following vote:

                       For:  199,594                 Against:   1,000

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


Dated:       November 12, 1997           By:/s/  William S. Siders
                                            ----------------------------
                                            William S. Siders
                                            Executive Vice President


Dated:       November 12, 1997           By:/s/  Joseph L. Michel
                                            ----------------------------
                                            Joseph L. Michel
                                            Chief Financial Officer, Vice
                                              President and Treasurer