Form 10QSB
period 1997-12-31
TOWNE FINANCIAL CORP /OH
filed 1998-02-13
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997


Commission File No. 0-20144
                    -------


                      TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Registrant as specified in its charter)

     OHIO                                                      31-1334563
---------------                                             ----------------
(State or other                                             (I.R.S. Employer
 jurisdiction of                                              Identification
of incorporation                                                 Number)
 or organization)

4811 COOPER ROAD
BLUE ASH, OHIO                                                   45242
---------------------                                          ----------
(Address of principal                                          (Zip Code)
 executive office)


Registrant's telephone number, including area code:  (513) 791-1870


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                     No
     -----                                       -----

As of February 2, 1998, the latest practicable date, 208,500 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes      No X
                                                   ---     ---

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                               PAGE
                                                               ----
PART I     -    FINANCIAL INFORMATION

                Consolidated Statements of Financial              3
                Condition

                Consolidated Statements of Earnings               5

                Consolidated Statements of Cash Flows             7

                Notes to Consolidated Financial Statements       10

                Management's Discussion and Analysis             15
                of Financial Condition and Results of
                Operations


PART II    -    OTHER INFORMATION                                44


SIGNATURES                                                       45

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                              DECEMBER 31, JUNE 30,
       ASSETS                                                    1997        1997
                                                              ------------ --------

Cash and due from banks                                        $  1,783    $  2,310
Federal funds sold                                                  200         200
Interest-bearing deposits in other financial
 institutions                                                        58         205
                                                               --------    --------
       Cash and cash equivalents                                  2,041       2,715

Certificates of deposit in other financial
 institutions                                                       468         466
Investment securities designated as available
 for sale - at market, amortized cost of $246
 at December 31, 1997                                               249           -
Investment securities held to maturity - at
 amortized cost, approximate market value of
 $1,404 and $1,399 at December 31, 1997 and
 June 30, 1997                                                    1,399       1,399
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $14,159 and $15,538 at December 31, 1997
 and June 30, 1997                                               13,855      15,269
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $13,239 and $11,267 at December 31, 1997 and
 June 30, 1997                                                   13,436      11,463
Loans held for sale - at lower of cost or market                    707           -
Loans receivable - net                                           74,841      66,817
Office premises and equipment - at depreciated
 cost                                                             2,273       2,335
Federal Home Loan Bank stock - at cost                              769         742
Accrued interest receivable on loans                                595         562
Accrued interest receivable on mortgage-backed
 securities                                                         164         166
Accrued interest receivable on investments and
 interest-bearing deposits                                           41          31
Goodwill - net of accumulated amortization                          350         367
Prepaid expenses and other assets                                   236         226
                                                               --------    --------

       TOTAL ASSETS                                            $111,424    $102,558
                                                               ========    ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                        (In thousands, except share data)


                                                              DECEMBER 31,    JUNE 30,
     LIABILITIES AND SHAREHOLDERS' EQUITY                         1997         1997
                                                              -----------   -----------

Deposits                                                        $ 89,300     $ 81,794
Advances from the Federal Home Loan Bank                          12,700       12,000
Loan of Employee Stock Ownership Plan                                 45           60
Advances by borrowers for taxes and insurance                        568          260
Accounts payable on mortgage loans serviced for
 others                                                              334          368
Accrued interest payable                                              49           28
Other liabilities                                                     99          138
Accrued federal income taxes                                          25            9
Deferred federal income taxes                                        304          263
                                                                --------     --------

      Total liabilities                                          103,424       94,920

Commitments                                                            -            -

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued
  and outstanding                                                      -            -
  Common shares - 2,250,000 shares of $1.00
  par value authorized; 208,500 shares issued
  and outstanding at December 31, 1997 and
  June 30, 1997                                                      209          209
 Additional paid-in capital                                        1,680        1,680
 Retained earnings - substantially restricted                      6,355        5,987
 Less required contributions for shares acquired
  by Employee Stock Ownership Plan (ESOP)                            (45)         (60)
 Unrealized losses on securities designated as
  available for sale - net of related tax effects                   (199)        (178)
                                                                --------     --------

      Total shareholders' equity                                   8,000        7,638
                                                                --------     --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $111,424     $102,558
                                                                ========     ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                 For the six and three months ended December 31,

                      (In thousands, except per share data)

                                                Six months ended    Three months ended
                                                  December 31,         December 31,
                                               -----------------    ------------------
                                                 1997     1996       1997       1996
                                               -------   -------    -------   --------

Interest income
  Loans                                        $ 3,140   $ 2,503    $ 1,629   $ 1,286
  Mortgage-backed securities                       847       886        419       440
  Investment securities                             60        47         31        23
  Interest-bearing deposits and other               88        56         37        29
                                               -------   -------    -------   -------

      Total interest income                      4,135     3,492      2,116     1,778

Interest expense
  Deposits                                       2,264     1,868      1,160       934
  Borrowings                                       374       312        189       167
                                               -------   -------    -------   -------

      Total interest expense                     2,638     2,180      1,349     1,101
                                               -------   -------    -------   -------

      Net interest income                        1,497     1,312        767       677

Provision for losses on loans                       12         9          6         4
                                               -------   -------    -------   -------

      Net interest income after provision
       for losses on loans                       1,485     1,303        761       673

Other income
  Loan servicing fees                               29        51          5        23
  Gain on sale of mortgage loans                    88        65         66        36
  Gain on sale of mortgage-backed securities        13         -          6         -
  Loss on sale of real estate acquired
   through foreclosure                               -        (1)         -        (1)
  Service fees, charges and other operating         21        17          9         6
                                               -------   -------    -------   -------

      Total other income                           151       132         86        64

General, administrative and other expense
  Employee compensation and benefits               542       493        274       253
  Occupancy and equipment                          181       168         89        83
  Data processing                                   52        49         26        24
  Federal deposit insurance premiums                25       442         13        33
  Franchise taxes                                   47        46         23        23
  Advertising                                       47        40         24        19
  Amortization of goodwill                          17        19          9         9
  Other operating                                   97       102         46        51
                                               -------   -------    -------   -------

      Total general, administrative and
       other expense                             1,008     1,359        504       495
                                               -------   -------    -------   -------

      Earnings before income taxes
       (subtotal carried forward)                  628        76        343       242

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 For the six and three months ended December 31,

                      (In thousands, except per share data)

                                                         Six months ended       Three months ended
                                                           December 31,             December 31,
                                                         ----------------       ------------------

                                                          1997      1996         1997        1996
                                                         ------    ------       ------      ------
      Earnings before income taxes
       (subtotal brought forward)                        $  628    $   76       $  343      $  242

Federal income taxes
  Current                                                   166       (10)          74          75
  Deferred                                                   52        40           45           9
                                                         ------    ------       ------      ------

      Total federal income taxes                            218        30          119          84
                                                         ------    ------       ------      ------

      NET EARNINGS                                       $  410    $   46       $  224      $  158
                                                         ======    ======       ======      ======

      EARNINGS PER COMMON SHARE                          $ 1.97    $  .22       $ 1.08      $  .76
                                                         ======    ======       ======      ======

      EARNINGS PER COMMON SHARE -
       assuming dilution                                 $ 1.87    $  .21       $ 1.02      $  .73
                                                         ======    ======       ======      ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,

                                 (In thousands)

                                                                      1997             1996
                                                                    -------          -------

Cash flows provided by (used in) operating activities:
   Net earnings for the period                                      $   410          $    46
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
      Amortization of premiums and accretion of
       discounts on mortgage-backed securities, net                       8               11
      Gain on sale of mortgage-backed securities                        (13)               -
      Provision for losses on loans                                      12                9
      Gain on sale of mortgage loans                                    (33)             (52)
      Accretion of discounts on loans                                    (2)               -
      Amortization of deferred loan origination fees                    (16)             (21)
      Loans originated for sale in the secondary market              (4,719)            (864)
      Proceeds from sale of loans in the secondary
       market                                                         4,348            1,268
      Depreciation and amortization                                      78               75
      Loss on sale of real estate acquired
       through foreclosure                                                -                1
      Federal Home Loan Bank stock dividends                            (27)             (25)
      Amortization of goodwill                                           17               19
      Increases (decreases) in cash due to changes in:
        Accrued interest receivable on loans                            (33)              54
        Accrued interest receivable on mortgage-backed
         securities                                                       2                4
        Accrued interest receivable on investments
         and interest-bearing deposits                                  (10)               5
        Prepaid expenses and other assets                               (10)              70
        Accrued interest payable                                         21               (3)
        Other liabilities                                               (39)             (68)
        Federal income taxes
         Current                                                         16              (70)
         Deferred                                                        52               40
                                                                    -------          -------

            Net cash provided by operating activities                    62              499

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      For the six months ended December 31,

                                 (In thousands)

                                                                       1997          1996
                                                                     --------      --------

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
   held to maturity                                                   $     -      $    210
  Proceeds from called investment securities held
   to maturity                                                            900           400
  Purchase of investment securities designated as
   available for sale                                                    (246)            -
  Purchase of investment securities held to maturity                     (900)         (110)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                                     2,136             -
  Purchase of mortgage-backed securities designated as
   available for sale                                                  (1,060)         (608)
  Purchase of mortgage-backed securities held to
   maturity                                                            (2,516)         (349)
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                                    321           490
    Held to maturity                                                      530           479
  Purchase of loans                                                      (431)         (153)
  Loan disbursements                                                  (17,241)      (12,513)
  Loan principal repayments                                             9,351         7,179
  Purchase of office premises and equipment                               (16)          (34)
  Increase in certificates of deposit in other
   financial institutions - net                                            (2)            7
                                                                     --------      --------

      Net cash used in investing activities                            (9,174)       (5,002)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                          43,382        40,939
  Withdrawals from deposit accounts                                   (35,876)      (41,041)
  Proceeds from Federal Home Loan Bank advances                         1,500         4,151
  Repayments of Federal Home Loan Bank advances                          (800)       (1,000)
  Advances by borrowers for taxes and insurance                           308           250
  Accounts payable on mortgage loans serviced for
   others                                                                 (34)           (2)
  Dividends paid on common shares                                         (42)            -
                                                                     --------      --------

      Net cash provided by financing activities                         8,438         3,297
                                                                     --------      --------

Net decrease in cash and cash equivalents                                (674)       (1,206)

Cash and cash equivalents at beginning of period                        2,715         3,611
                                                                     --------      --------

Cash and cash equivalents at end of period                           $  2,041      $  2,405
                                                                     ========      ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      For the six months ended December 31,

                                 (In thousands)

                                                                       1997          1996
                                                                     --------      --------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                             $    150      $     60
                                                                     ========      ========

    Interest on deposits and borrowings                              $  2,617      $  2,183
                                                                     ========      ========

Supplemental disclosure of noncash investing
 activities:
  Transfers from loans receivable to real estate
   acquired through foreclosure                                      $      -      $    108
                                                                     ========      ========

  Loans disbursed to finance the sale of real estate
   acquired through foreclosure                                      $      -      $    107
                                                                     ========      ========

  Transfers of loans from held for investment
   classification to held for sale                                   $    304      $     59
                                                                     ========      ========

  Recognition of mortgage servicing rights in
   accordance with Statement of Financial Accounting
   Standards No. 122                                                 $     55      $     13
                                                                     ========      ========

  Unrealized gains (losses) on securities designated
   as available for sale - net of related tax
   effects                                                           $    (21)     $     53
                                                                     ========      ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the six and three month periods ended
                           December 31, 1997 and 1996

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

1. Basis of Presentation
   ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six and three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
   ---------------------------

         Towne Financial is a unitary savings and loan holding company. Since the date of its incorporation, Towne Financial's activities have been limited primarily to holding the common stock of its wholly-owned subsidiary, The Blue Ash Building and Loan Company ("Blue Ash", or the "Company").

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the six and three month periods ended
                           December 31, 1997 and 1996

2. Principles of Consolidation (continued)
   ---------------------------

         The accompanying consolidated financial statements include the accounts of Towne Financial and Blue Ash. Future references to Towne Financial or Blue Ash are utilized herein as the context requires. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the six and three month periods ended
                           December 31, 1997 and 1996

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

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general- purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior year financial statements presented for comparative purposes. The adoption of SFAS No. 130 relates solely to the disclosure provisions, and therefore, will not have a material effect on Towne Financial's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the six and three month periods ended
                           December 31, 1997 and 1996

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged. Segment information reported in earlier years is to be restated to conform to the requirements of SFAS No. 131. Enterprises will not be required to report segment information in interim financial statements in the year of adoption, but comparative financial information is required beginning with the second year after adoption. SFAS No. 131 is not expected to have a material impact on the Corporation's consolidated financial statements.

4. Earnings per Share
   ------------------

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires institutions to present basic earnings per share and, if applicable, diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128, which superseded Accounting Principles Board ("APB") Opinion No. 15, was effective for interim and annual periods ending after December 15, 1997, and prior period earnings per share disclosures presented for comparative purposes (including those in interim financial statements, summaries of earnings and selected financial data) were required to be restated. As a result, the Corporation adopted SFAS No. 128 effective for the six and three month periods ended December 31, 1997, as required.

         In accordance with the provisions of SFAS No. 128, basic earnings per share was computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during each of the periods presented. Basic earnings per share for the six and three month periods ended

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the six and three month periods ended
                           December 31, 1997 and 1996

4. Earnings per Share (continued)
   ------------------

December 31, 1997 and 1996 has been computed based on 208,500 and 208,000 weighted-average shares of common stock outstanding, respectively. Unlike the primary earnings per share calculation of APB Opinion No. 15, the denominator of basic earnings per share does not include dilutive common stock equivalents, such as convertible securities, warrants, or stock options. As a result, exercisable options, attendant to Towne Financial's Stock Option and Incentive Plan, were not considered in the computation of basic earnings per share.

         Diluted earnings per share, which replaced fully-diluted earnings per share under APB Opinion No. 15, takes into consideration common shares outstanding (as computed under basic earnings per share) and dilutive potential common shares. As a result, diluted earnings per share was computed assuming exercise of all Towne Financial's outstanding stock options. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 219,218 and 216,012 for the six and three month periods ended December 31, 1997 and 1996, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

         In the following pages, management presents an analysis of Towne Financial's consolidated financial condition as of December 31, 1997, and the consolidated results of operations for the six and three month periods ended December 31, 1997, as compared to the same periods in 1996. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Towne Financial's operations and Towne Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Towne Financial's general market area.

         Without limiting the foregoing, some of the forward-looking statements included herein include the following:

         1. Management's determination of the amount of and adequacy of the allowance for loan losses;

         2.       The effect of changes in interest rates;

         3.       Changes in deposit insurance premiums;

         4. Legislative changes that may change the regulatory requirements of Towne Financial and Blue Ash;

         5. Management's belief that Towne Financial's and Blue Ash's activities will not be materially affected by proposed changes in the regulation of all savings institutions and their holding companies; and

         6. Management's opinion as to the effects of recent accounting pronouncements on Towne Financial's consolidated financial statements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997
-----------------

         At December 31, 1997, Towne Financial's consolidated assets totaled $111.4 million, representing an increase of $8.8 million, or 8.6%, over the $102.6 million asset level at June 30, 1997. The increase in asset size experienced during the six months ended December 31, 1997 was funded principally through an increase in deposits of $7.5 million, or 9.2%, and, to a lesser extent, an increase in borrowings of $685,000, or 5.7%, an increase in shareholders' equity of $362,000, or 4.7%, and an increase realized in all noninterest-bearing liabilities of $313,000, or 29.4%. Such increase in assets was primarily due to an increase in loans receivable of $8.7 million, or 13.1%, an increase in mortgage-backed securities of $559,000, or 2.1%, and an increase in investment securities of $249,000, or 17.8%, which were partially offset by a decrease in cash and cash equivalents of $674,000, or 24.8%. The growth in total assets during the six months ended December 31, 1997 was consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations within the existing branch structure.

         Cash and due from banks, federal funds sold, interest-bearing deposits and certificates of deposit in other financial institutions totaled approximately $2.5 million at December 31, 1997, a decrease of $672,000, or 21.1%, from June 30, 1997 levels of $3.2 million. As a result, regulatory liquidity approximated only 5.0% at December 31, 1997, as compared to 5.8% at June 30, 1997. This percentage decline in regulatory liquidity was primarily due to a higher deposit base at December 31, 1997, coupled with a reduction in cash and cash equivalents resulting from utilization of excess liquidity to help fund the growth in the loan portfolio. Such deployment of excess cash and liquid assets into loans, reflecting management's desire to obtain higher yields available from investment in loans, was needed as growth in the loan portfolio outpaced growth in deposits and borrowings, its primary funding sources, during the six months ended December 31, 1997.

         Investment securities increased by $249,000, or 17.8%, during the six months ended December 31, 1997. This increase in investment securities reflected the purchase of callable U.S. Government agency obligations of $1.1 million, with an approximate overall yield of 6.32%, which was partially offset by securities

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

being called of $900,000. In addition to funding loans, management utilized excess cash and cash equivalents, to a lesser extent, to purchase short-term and intermediate-term callable U.S. Government agency obligations in order to leverage funds and to generate higher yields than those obtained from federal funds sold and overnight deposits. Not only did management desire higher yields with its shorter-term investments, it also wanted to invest in securities qualifying for liquidity purposes.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity increased by approximately $559,000, or 2.1%, during the six months ended December 31, 1997. This increase in the mortgage-backed securities portfolio was attributed to purchases of $2.5 million in collateralized mortgage obligations designated by management as held to maturity and purchases of $1.1 million in collateralized mortgage obligations designated as available for sale, which were partially offset by proceeds from the sale of securities designated as available for sale, net of gains, of $2.1 million, principal repayments on securities of $851,000, amortization of premiums and accretion of discounts on securities, net, of $8,000 and a net increase in unrealized market losses on securities designated as available for sale of $35,000. Management elected to increase the level of its mortgage-backed securities in attempts to diversify its investment holdings and to increase the volume of interest-earning assets relative to the equity base (leverage) in order to improve net interest income and overall net earnings. Funding the growth in the mortgage-backed securities portfolio was provided primarily from increased deposits, proceeds from the sale of certain securities, principal repayment cash flows on existing securities in the portfolio and utilization from time to time of advances from the Federal Home Loan Bank. During the six months ended December 31, 1997, management elected to sell for profit, due to favorable market conditions, certain of its floating-rate collateralized mortgage obligations which were tied to a particular lagging market index. In addition, the Corporation sold an adjustable-rate mortgage-backed security in order to alleviate the greater prepayment risk exposure inherent in the security resulting from a decline in long-term interest rates throughout the 1997 period. The sale strategies employed during the 1997 period had an additional benefit of allowing management to better diversify its investment positions by reinvesting the proceeds from the sale of securities into floating-rate securities, adjusting monthly, which were primarily indexed to the composite prime rate of 75% of the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

thirty largest U.S. banks, as reported by THE WALL STREET JOURNAL. These floating-rate securities were acquired in order to take advantage of an attractive spread to the comparable U.S. treasury index without incurring a greater prepayment risk stemming from a lower interest rate environment that existed during the 1997 period. As a result of these acquisitions, management wanted to be in position to improve its overall yield on mortgage-backed securities in addition to its other objectives previously discussed.

         Loans receivable and loans held for sale increased in the aggregate by approximately $8.7 million, or 13.1%, during the six months ended December 31, 1997. This increase was largely attributed to loan disbursements, loan purchases and loans originated for sale in the secondary market of $22.4 million, which were partially offset by loan sales, net of gains, of $4.3 million and principal repayments on loans of $9.4 million. Growth in the loan portfolio was primarily due to an increase of $6.3 million, or 12.6%, in one-to-four family residential real estate loans, an increase of $1.5 million, or 52.2%, in multi-family residential real estate loans, an increase of $837,000, or 7.6%, in nonresidential real estate and land loans and an increase of $148,000, or 5.5%, in home equity line-of-credit loans, all of which were partially offset by a decrease of $66,000, or 26.4%, in passbook loans to deposit customers. Blue Ash's growth in the loan portfolio has been the result of a continued greater loan origination volume in all types of loans, management's strategy to primarily hold loans in the portfolio subject to certain interest rate risk limitations and management's strategy to redeploy funds from other asset categories into lending activities to the extent practicable. The strategy to hold loans has reflected management's continued desire to grow the Corporation largely through loan portfolio growth, management's desire to obtain a better loan portfolio mix of adjustable and fixed by increasing the fixed-rate portion of its loan portfolio and management's intent to increase its loan-to-deposits ratio. In August 1997, however, due to a decline in interest rates toward historical lows, management began originating for sale in the secondary market all conforming single-family residential mortgage loans in order to reduce its exposure to interest rate risk. Despite the change in strategy of holding all loans in the portfolio dictated by a changing interest rate environment, loan portfolio growth remained strong during the 1997

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

period due to the continued strong marketing and selling effort by management to originate loans and the continual development and refinement of new loan products and programs to better serve the lending area.

         At December 31, 1997, the Corporation's allowance for loan losses totaled $256,000, an increase of $12,000, or 4.9%, over the $244,000 level represented at June 30, 1997. During the six months ended December 31, 1997, the Corporation increased its allowance for general loan losses by $8,000 and specific loan losses by $4,000. The Corporation's internally-classified assets totaled approximately $700,000 at December 31, 1997, as compared to $478,000 at June 30, 1997. Non-performing and nonaccrual loans totaled $682,000, or 0.90% of loans receivable, at December 31, 1997, and $403,000, or 0.60% of loans receivable, at June 30, 1997. The increase in internally-classified and non-performing and nonaccrual loans during the 1997 period was solely due to an increase in delinquencies of single-family residential mortgage loans. In the opinion of management, such internally-classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 65-70% loan-to-value ratio at December 31, 1997 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in Blue Ash's lending area. The provision for general loan losses of $8,000 and specific loan losses of $4,000 recorded during the six months ended December 31, 1997 was attributed to the overall growth of 13.1% in the loan portfolio and the increase in internally-classified and non-performing and nonaccrual loans at December 31, 1997. Management believed that the loan loss allowance existing at December 31, 1997 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally-classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at December 31, 1997 was adequate based on facts and circumstances available at the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At December 31, 1997, the Corporation's allowance for loan losses consisted of a general valuation allowance of $252,000 and a specific loan loss allowance of $4,000, and represented 0.34% of the total amount of loans outstanding, including those loans designated as held for sale, and 37% of internally-classified assets.

         Deposits totaled $89.3 million at December 31, 1997, an increase of $7.5 million, or 9.2%, over the $81.8 million in deposits outstanding at June 30, 1997. The increase in total overall deposits was primarily the result of an increase in certificates of deposit of $8.2 million, or 13.2%, which was partially offset by a decrease in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $715,000, or 3.7%. The increase in certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) during the six months ended December 31, 1997 was attributed to an increase in certificate of deposit balances obtained from the local market area of $6.4 million, or 11.2%, and an increase in brokered deposits of $1.8 million, or 36.8%. In an effort to sustain deposit growth during the six months ended December 31, 1997, Blue Ash continued its strategy of selectively obtaining brokered deposits and out-of-state funds to supplement its local deposit base. These deposits were typically obtained at interest rates at or below local market interest rates and had terms to maturity of two years or less. Given its other available funding alternatives, Blue Ash has the ability to suspend brokered deposit activity at any time and has the ability to repay its maturities on all brokered deposits without placing any undue risk on its liquidity position or cost of funds. However, as long as demand for new loan production remains strong, brokered deposits will continue to be a viable funding source, as management is reluctant to aggressively price above market and seek at all times certificates of deposit from its local market area. The increase in certificates of deposit from its local market area during the six months ended December 31, 1997 was attributed to the influx of new accounts resulting from continued strong marketing efforts and very competitive pricing on certificate of deposit accounts. The decrease in transaction accounts, primarily money market deposit accounts and passbook accounts, which are subject to daily repricing, was primarily due

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

to the transfer of these funds into higher yielding certificate of deposit investments and other investment alternatives such as mutual funds. As part of its efforts to further increase the deposit base, management made a more assertive effort during fiscal 1997 and during the six months ended December 31, 1997 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on the cross-selling of deposit products (i.e. checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. Specifically, in order to better market checking accounts to its customers, Blue Ash introduced a new "free checking" account program in June 1997 at its Mason office. This program was set up to attract a greater volume of checking accounts at that office and to lower deposit costs. During the six months ended December 31, 1997, this new checking program helped increase the outstanding balance of checking accounts by 9.0% and increase the number of checking accounts at the Mason office by 44.1%. Due to the initial success of the program at the Mason office, the "free checking" program was extended to all the offices during the six months ended December 31, 1997. As a result of this "free checking" program and all other marketing and selling efforts to date, the number of overall checking accounts increased by 7.4% and the outstanding balance of money market accounts increased by 1.2% during the six months ended December 31, 1997. The overall growth in deposits during the six months ended December 31, 1997 reflected management's continuing efforts to maintain steady growth and was consistent with management's short-term and long-term goals. From time to time, however, in an attempt to closely control its overall cost of funds and based on the current interest rate environment, management may temporarily elect to use alternative funding sources, such as brokered deposits. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted principally of Federal Home Loan Bank advances at December 31, 1997, increased by $685,000, or 5.7%, from $12.1 million at June 30, 1997 to $12.7 million at

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

December 31, 1997. This increase in borrowings during the six months ended December 31, 1997 was primarily due to proceeds of $1.5 million received from advances from the Federal Home Loan Bank, which was partially offset by repayments of $800,000 from advances from the Federal Home Loan Bank. During the six months ended December 31, 1997, Blue Ash repaid the remaining $800,000 balance on its line-of-credit facility with the Federal Home Loan Bank by obtaining an $800,000 one-year LIBOR-based advance, adjusting monthly. An additional $700,000 one-year LIBOR-based advance, adjusting monthly, was also utilized for short-term funding of the asset growth versus offering special rates on short-term deposits. The average rate paid on the newer Federal Home Loan Bank advances acquired amounted to 5.67% for the six months ended December 31, 1997. From time to time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. Federal Home Loan Bank advances are utilized by Blue Ash for funding in times of low cash availability, as well as funding specific needs, such as large loans. Another use is the funding of investments and mortgage-backed securities, where an attractive spread is offered when compared to the cost of borrowing, and where both the security and the borrowing may have similar terms to maturity or similar repricing patterns. Management believes that the use of Federal Home Loan Bank advances is a prudent measure in the above instances. Additionally, Federal Home Loan Bank advances may also be used as an instrument in the control of interest rate risk when appropriate. In future periods, management may acquire additional Federal Home Loan Bank advances to fund loan production, to acquire investments and mortgage-backed securities, or as a tool to manage the interest rate risk of Blue Ash.

         Shareholders' equity totaled $8.0 million at December 31, 1997, an increase of $362,000, or 4.7%, over the total of $7.6 million at June 30, 1997. The increase in shareholders' equity was primarily due to net earnings for the period of $410,000 and a reduction in required contributions of the Employee Stock Ownership Plan of $15,000, which were partially offset by the payment of dividends to shareholders of $42,000 and an increase in unrealized market losses on securities designated as available for sale, net of related tax effects, of $21,000. At December 31, 1997, shareholders' equity as a percentage of total assets was 7.2%.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

         Blue Ash is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Blue Ash's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Blue Ash must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Blue Ash's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets, while the risk- based capital requirement currently provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets as of December 31, 1997. In computing risk- weighted assets, Blue Ash multiplies the value of each asset on its statement of financial condition by a defined risk-weighted factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at December 31, 1997. Specifically, Blue Ash's tangible and core capital of $7.8 million, or 7.0% of total adjusted assets, exceeded the respective minimum requirements of $1.7 million and $3.3 million at that date by approximately $6.1 million, or 5.5% of total adjusted assets, and $4.5 million, or 4.0% of total adjusted assets. Additionally, Blue Ash's risk-based capital of approximately $8.1 million at December 31, 1997, or 14.0% of risk-weighted assets (including a general loan loss allowance of $252,000), exceeded the current 8.0% requirement of $4.6 million by approximately $3.5 million, or 6.0% of risk-weighted assets.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to
---------------------------------------------------------------
December 31, 1997 (continued)
-----------------

         The OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         The OTS adopted a final rule in August 1993 incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has indicated that no institution will be required to deduct an interest rate risk component from capital for purposes of computing the risk-based capital requirement until further notice. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At December 31, 1997, Blue Ash had total assets of $111.4 million and risk-based capital in excess of 14.0% which would have qualified Blue Ash for this exemption had the new requirements been in effect at such date.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996
--------------------------

General
-------

         Net earnings totaled $410,000 for the six months ended December 31, 1997, representing an increase of $364,000, or 791.3%, over the $46,000 in net earnings recorded for the six months ended December 31, 1996. The improvement in earnings level for the six months ended December 31, 1997 was primarily attributable to an increase in net interest income after provision for losses on loans of $182,000, or 14.0%, a decrease in general, administrative and other expense of $351,000, or 25.8%, and an increase in other income of $19,000, or 14.4%. The increase in earnings level before federal income taxes of $552,000, or 726.3%, resulted in an increase in the provision for federal income taxes of $188,000, or 626.7%. The Corporation's net earnings for the six months ended December 31, 1996 were negatively impacted by a special assessment levied on all savings institutions insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation to recapitalize the SAIF to the required statutory level in accordance with legislation enacted into law on September 30, 1996. Excluding the nonrecurring after-tax charge of $242,000, due to the special assessment, the Corporation would have shown net earnings of $288,000, or $1.33 per share on a diluted basis, for the six months ended December 31, 1996. Excluding the SAIF charge, net earnings for the six months ended December 31, 1997 still would have represented an increase in net earnings of $122,000, or 42.4%, and an increase in diluted earnings per share of $.54, or 40.6%, over the same period in the prior year.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income increased by $185,000, or 14.1%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The increase in net interest income during the six months ended December 31, 1997 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances of loans, investment securities and other interest-earning assets, and to increases in the weighted-average rates earned on loans and other interest-earning assets, which were partially offset by a decrease in the average outstanding balance of mortgage-backed securities and to declines in the weighted-average rates earned on mortgage-backed securities and investment securities. Total interest income

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

on the Corporation's interest-earning assets increased by $643,000, or 18.4%, during the six months ended December 31, 1997 due to overall increases of $13.4 million, or 15.0%, in the average outstanding balances of such assets, which were coupled with overall increases of 23 basis points (100 basis points equal 1%), or 2.9%, in the weighted-average yields earned on such assets. The increase in total interest income during the six months ended December 31, 1997 was partially offset by an increase in total interest expense, primarily due to increases in the average outstanding balances of deposits and borrowings, which were coupled with increases in the weighted-average rates paid on deposits and borrowings. Total interest expense on the Corporation's interest-bearing liabilities for the six months ended December 31, 1997, as compared to the same period in the prior year, increased by $458,000, or 21.0%, due to overall increases of $12.8 million, or 14.9%, in the average outstanding balances of such liabilities, which were coupled with overall increases of 27 basis points, or 5.3%, in the weighted-average yields paid on the Corporation's interest-bearing liabilities. The upward movement in the average yields earned on the Corporation's interest-earning assets as compared to the average yields paid on the Corporation's interest-bearing liabilities reflected liabilities repricing upward more rapidly than assets. Such changes in yields earned and paid were reflected in the interest rate spread, which had decreased from 2.75% during the six months ended December 31, 1996 to 2.71% during the six months ended December 31, 1997, and the net yield (net interest income as a percentage of average interest-earning assets), which had decreased from 2.94% during the six months ended December 31, 1996 to 2.91% during the six months ended December 31, 1997. The major factors contributing to the decreases in the interest rate spread and the net yield period-to-period were the decline in long-term interest rates toward historical lows and the extremely flat yield curve which developed toward the second half of the 1997 period, which made it more difficult for the Corporation to earn a significant positive spread on new deposit and new borrowing activity.

         Interest income on loans increased by $637,000, or 25.4%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The increase in interest income on

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

loans during the six months ended December 31, 1997 was due to an increase of $13.5 million, or 23.1%, in the average balance of loans outstanding, which was coupled with an increase of 16 basis points, or 1.9%, in the weighted-average rate earned on loans. The increase in the average outstanding balance of loans period-to-period reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio was also attributed to management's ongoing strategy to portfolio fixed-rate mortgage loans subject to certain interest rates risk limitations. The increase in the average yield earned on loans was principally the result of management's strategy to hold fixed-rate mortgage loans to the extent practicable, so as to improve interest rate spread and overall net earnings. The greater percentage of outstanding fixed-rate mortgage loans in the loan portfolio during the six months ended December 31, 1997, the greater volume of originations of multi-family and nonresidential loans, the upward repricing of existing adjustable-rate ("teaser") mortgage loans and strong consumer preferences toward originating fixed-rate mortgages as opposed to lower rate adjustable mortgages in a relatively stable but lower interest rate environment are other contributing factors leading to overall higher loan yields during the six months ended December 31, 1997.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity decreased by approximately $39,000, or 4.4%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The decrease in interest income on mortgage-backed securities during the six months ended December 31, 1997 was the result of a decrease in the average balance of mortgage-backed securities outstanding of $991,000, or 3.6%, which was coupled with a decrease in the weighted-average rate earned on such assets of 6 basis points, or 0.9%. The decrease in the average balance of mortgage-backed securities outstanding during the six months ended December 31, 1997 reflected principal repayments and sales of securities exceeding purchases. Proceeds from sales of securities and principal repayments were shifted towards the origination of loans, as management's primary objective was to grow the loan portfolio by earmarking funds from other asset categories to the extent practicable. The decrease in

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

the weighted-average yield earned on mortgage-backed securities period-to-period generally reflected the greater principal repayments on securities due to a lower interest rate environment in the 1997 period and the downward movement in the U.S. treasury rates which a certain segment of the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations are tied to in determining interest rate changes. Such decreases in the U.S. treasury indexes were partially offset by an increase in the eleventh district cost of funds index on which a large part of the Corporation's adjustable-rate and floating-rate securities portfolio are tied to in determining interest rate changes.

         Interest and dividend income on investment securities and other interest-earning assets increased by $45,000, or 43.7%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The increase during the six months ended December 31, 1997 was primarily due to increases of $411,000, or 33.0%, and $498,000, or 25.0%, in the average outstanding balances of investment securities and other interest-earning assets (primarily interest-bearing deposits in other financial institutions), respectively, and to an increase in the weighted-average rate earned on other interest-earning assets of 145 basis points, or 25.8%, all of which were partially offset by a decline of 31 basis points, or 4.1%, in the weighted-average rate earned on investment securities. The increase in the average outstanding balance of investment securities was principally due to the purchase of callable U.S. Government agency obligations. These securities were generally acquired for liquidity purposes as well as to provide the Corporation with attractive, above market interest rates to compensate for the call feature inherent in these securities. Such callable securities were principally viewed by management as "yield enhancers," especially during a flat yield curve environment that predominately existed at the time of many of these purchases, and helped improve the Corporation's overall yield on investment securities from past levels. The decrease in the weighted-average yield earned on investment securities was the function of a lower interest rate environment period-to-period, as newer purchases of callable agency obligations were obtained at lower rates than those securities previously purchased and being

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

called. The increase in other interest-earning assets was attributed in part to increased liquidity needs resulting from significant asset growth period-to-period. The increase in the weighted-average rate earned on such assets period-to-period was the direct result of an increase in short-term interest rates by the Federal Reserve in March 1997 and the purchase of high-yielding short-term certificate of deposit investments for the portfolio which were primarily acquired subsequent to the 1996 period.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $396,000, or 21.2%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The increase in interest expense on deposits during the six months ended December 31, 1997 was due to an increase of $10.9 million, or 14.4%, in the average balance of deposits outstanding, which was coupled with an increase of 29 basis points, or 5.9%, in the weighted-average rate paid on deposits. The increase in the average balance of deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $11.7 million, or 20.9%, which was partially offset by a decline of $839,000, or 4.3%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher-yielding term certificates of deposit and from an influx of new deposits due to increased marketing and selling efforts by management and competitive pricing strategies. In addition, during the six months ended December 31, 1997, management utilized brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, interest rates paid on brokered deposits were actually the same or lower than interest rates paid on local deposits. The increase in the average outstanding balance of deposits was necessary to predominately fund the growth in the loan portfolio. The increase in the weighted-average rate paid on deposit accounts period-to-period reflected higher market rates of interest. Specifically, the weighted-average rate paid on

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

certificates of deposit increased from 5.70% during the six months ended December 31, 1996 to 5.93% during the six months ended December 31, 1997, while the weighted-average rate paid on transaction accounts decreased slightly from 2.75% during the six months ended December 31, 1996 to 2.70% during the six months ended December 31, 1997.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, adjustable-rate LIBOR-based advances and, to a lesser extent, an adjustable-rate loan of the ESOP, increased by $62,000, or 19.9%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The increase in interest expense on borrowings during the six months ended December 31, 1997 was attributed to an increase of $2.0 million, or 19.0%, in the average outstanding balance of borrowings, which was coupled with an increase of 4 basis points, or 0.7%, in the weighted-average rate paid on borrowings. Such increase in the average outstanding balance of borrowings period-to-period was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist, in part, in funding the Corporation's lending and investment activities. Advances from the Federal Home Loan Bank were utilized by management as an alternative funding source to deposits in order to provide additional liquidity and sources of funds to the lending function during periods of cash outflows, as well as to pursue its lending and investment programs when the opportunities existed. During the six months ended December 31, 1997, the weighted-average rate paid on borrowings increased to 6.10%, an increase of 4 basis points, or 0.7%, from the 6.06% during the six months ended December 31, 1996. This increase in the weighted-average rate paid period-to-period generally reflected the higher costs of new borrowings in comparison to borrowings obtained in prior periods and the higher interest costs paid on the adjustable-rate portion of Federal Home Loan Bank advances resulting from a rise in short-term market interest rates in March 1997.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

         The Corporation's provision for losses on loans increased by $3,000, or 33.3%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The provision for losses on loans, which was comprised of discretionary additions to the general loan loss allowance and specific loan losses, represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb losses in the loan portfolio. The 1997 six month period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio, growth in the loan portfolio, changes in the composition of loans and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in minimal loan losses (charge-offs) over the past five years. The Corporation's provision for losses on loans during the six months ended December 31, 1997 was principally attributable to loan portfolio growth of 13.1%, and to increases in internally-classified assets and non-performing and nonaccrual loans. Management uses the best information available in providing for possible loan losses and believes that the allowance is adequate to cover any unforeseen losses in the loan portfolio at December 31, 1997. However, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans increased during the six months ended December 31, 1997 by $182,000, or 14.0%, as compared to the same period in the prior year.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Other Income
------------

         Total other income increased by $19,000, or 14.4%, from $132,000 during the six months ended December 31, 1996 to $151,000 during the six months ended December 31, 1997. The primary reasons for this rise in other income during the six months ended December 31, 1997 were an increase in gain on sale of mortgage loans of $23,000, or 35.4%, an increase in gain on sale of mortgage-backed securities designated as available for sale of $13,000, an increase in service fees, charges and other operating income of $4,000, or 23.5%, and a decrease in loss on sale of real estate acquired through foreclosure of $1,000, all of which were partially offset by a decrease in loan servicing fees of $22,000, or 43.1%.

         The increase in gain on sale of mortgage loans of $23,000, or 35.4%, period-to-period was the result of an increase of $62,000 in gains (including SFAS No. 122 gains) on the sale of mortgage loans in the secondary market, which was partially offset by the absence in the 1997 period of $39,000 in unrealized market gains on loans identified as held for sale during the 1996 period. The Corporation recognized gains on the sale of mortgage loans in the secondary market of $88,000 and $26,000 during the six months ended December 31, 1997 and 1996, respectively. Such gains were the result of Blue Ash selling its fixed-rate single-family residential mortgage loans to the Federal Home Loan Mortgage Corporation in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Loan sales volume increased during the six months ended December 31, 1997, as the demand for fixed-rate single-family residential mortgage loans was stronger within Blue Ash's lending area than during the six months ended December 31, 1996 due to a lower interest rate environment prevailing during the 1997 period. As a result, proceeds from the sale of loans in the secondary market increased from $1.3 million during the six months ended December 31, 1996 to $4.3 million during the six months ended December 31, 1997, an increase of $3.0 million, or 242.9%, and loans originated for sale in the secondary market increased from $864,000 during the six months ended December 31, 1996 to $4.7 million during the six months ended December 31, 1997, an increase of $3.8 million, or 446.2%. In order to adequately meet the increased demand for lower rate fixed-rate mortgages during the 1997 period, management began placing more emphasis on loans originated for sale in the secondary

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Other Income (continued)
------------

market as opposed to holding loans in the portfolio as it had predominately done over the past two years. Such a change in strategy has the effect of slowing loan portfolio growth and core earnings, while reducing the Corporation's exposure to interest rate risk.

         The increase in gain on sale of mortgage-backed securities of $13,000 during the six months ended December 31, 1997 was due to increased sales activity. During the six months ended December 31, 1997, there were proceeds of $2.1 million from the sale of mortgage-backed securities, while there was no such sales activity during the six months ended December 31, 1996. Such sales activity in the 1997 period was predicated upon the declining interest rate environment that prevailed and better diversifying the mortgage-backed securities portfolio so as to improve the Corporation's overall yield and market performance. The decrease in loan servicing fees of $22,000, or 43.1%, during the six months ended December 31, 1997, was principally attributed to a decline of approximately $4.1 million, or 8.9%, in the average outstanding balance of loans sold in the secondary market and to other financial institutions, which was coupled with an increase of $15,000 in expenses for amortization and impairment of originated mortgage servicing rights under SFAS No. 122 due to accelerated prepayments of mortgages associated with a declining interest rate environment. The increase in service fees, charges and other operating income of $4,000, or 23.5%, reflected increased fees generated period-to-period from NOW accounts, construction loans and mortgage loan modifications, which were partially offset by a reduction in fee income received from correspondent lenders for nonconforming loans.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense decreased by $351,000, or 25.8%, during the six months ended December 31, 1997, as compared to the same period in the prior year. The components of this decrease in total general, administrative and other expense during the six months ended December 31, 1997 were comprised of a decrease in federal deposit insurance premiums of $417,000, or 94.3%, a decrease in amortization of goodwill of $2,000, or 10.5%, and a decrease in other operating expense of $5,000, or 4.9%, all of which were partially offset by an increase in employee

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

compensation and benefits of $49,000, or 9.9%, an increase in occupancy and equipment expense of $13,000, or 7.7%, an increase in advertising expense of $7,000, or 17.5%, an increase in data processing expense of $3,000, or 6.1%, and an increase in state franchise tax expense of $1,000, or 2.2%.

         The driving factor behind the significant decline in total general, administrative and other expense during the six months ended December 31, 1997 was the decrease in federal deposit insurance premiums of $417,000, or 94.3%, which was due to the one-time special assessment of $366,000 to recapitalize the SAIF to federally-mandated levels and to reduced deposit insurance premiums of $51,000 following the September 1996 SAIF recapitalization. Excluding the SAIF special assessment, total general, administrative and other expense would have only increased from $993,000 during the six months ended December 31, 1996 to $1.0 million during the six months ended December 31, 1997, an increase of $15,000, or 1.5%.

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $49,000, or 9.9%, during the six months ended December 31, 1997, as compared to the same period in the prior year, was primarily due to normal merit increases, increases in employee group health insurance premiums, increases in expenses related to the ESOP due to the payout of benefits to terminated employees, increases in loan officer bonus expense as a result of a greater lending volume, increases in annual bonus expense to employees and officers stemming from a higher earnings level and increases in certain payroll-related taxes, all of which were partially offset by an increase of $25,000, or 53.2%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $8.8 million, or 64.2%, increase in total lending volume period-to-period.

         The increase in occupancy and equipment expense of $13,000, or 7.7%, was largely due to increases in office building repair and maintenance, depreciation on furniture and equipment, telephone

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended
---------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

expense, real estate taxes and expenses associated with ATM processing. The increase in advertising expense of $7,000, or 17.5%, was principally attributable to a continuation of intensified marketing and selling efforts by management, which were directed toward the loan origination function and attracting new deposits. The increase in data processing expense of $3,000, or 6.1%, reflected an increased average deposit base as well as growth in lending operations, while the increase in state franchise tax expense of $1,000, or 2.2%, was primarily attributed to an enhanced equity capital position period-to-period. The decrease in other operating expense of $5,000, or 4.9%, was primarily due to a reduction in consulting services, real estate owned expenses and nonrecurring miscellaneous expenses, which were partially offset by an increase in supervisory assessments, organizational dues and subscriptions, charitable contributions and office supplies as a result of an expanded loan and savings operation.

Federal Income Taxes
--------------------

         The provision for federal income taxes totaled $218,000 for the six months ended December 31, 1997, as compared to $30,000 for the six months ended December 31, 1996, an increase of $188,000, or 626.7%. The increase in provision for federal income taxes reflected the higher level of pre-tax earnings for the six months ended December 31, 1997, an increase of $552,000, or 726.3%. As previously discussed, the one-time charge to replenish the SAIF had a detrimental impact on net earnings for the six months ended December 31, 1996. As a result, the level of federal income tax expense for each of the six month periods ended December 31, 1997 and 1996 generally reflected the level of pre-tax earnings for such periods. The Corporation's effective tax rates amounted to 34.7% and 39.5% for the six month periods ended December 31, 1997 and 1996, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996
--------------------------

General
-------

         Net earnings totaled $224,000 for the three months ended December 31, 1997, representing an increase of $66,000, or 41.8%, over the $158,000 in net earnings recorded for the three months ended December 31, 1996. The improvement in earnings level during the three months ended December 31, 1997 was primarily attributable to an increase in net interest income after provision for losses on loans of $88,000, or 13.1%, and an increase in other income of $22,000, or 34.4%, which were partially offset by an increase in general, administrative and other expense of $9,000, or 1.8%. The increase in earnings level before federal income taxes of $101,000, or 41.7%, resulted in an increase in the provision for federal income taxes of $35,000, or 41.7%.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income increased by $90,000, or 13.3%, during the three months ended December 31, 1997, as compared to the same period in the prior year. The increase in net interest income during the three months ended December 31, 1997 was the result of an increase of $338,000, or 19.0%, in total interest income, due to increases in the average outstanding balances of loans, investment securities and other interest-earning assets, and to increases in the weighted-average rates earned on loans and other interest-earning assets, which were partially offset by a decrease in the average outstanding balance of mortgage-backed securities and to declines in the weighted-average rates earned on mortgage-backed securities and investment securities. The increase in total interest income during the three months ended December 31, 1997 was partially offset by an increase in total interest expense of $248,000, or 22.5%, primarily due to increases in the average outstanding balances of deposits and borrowings, which were coupled with increases in the weighted-average rates paid on such interest-bearing liabilities. As a result, the Corporation's interest rate spread declined from 2.79% during the three months ended December 31, 1996 to 2.71% during the three months ended December 31, 1997, a decrease of 8 basis points, or 2.9%. Such decrease in the interest rate spread period-to-period was attributed to increases of 29 basis points, or 5.7%, in the overall weighted-average rates paid on all interest-bearing liabilities, which were partially offset with increases of 21 basis points, or 2.7%, in the overall weighted-average rates earned on all interest-earning assets. In

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

addition, the Corporation's net yield decreased from 2.99% during the three months ended December 31, 1996 to 2.93% during the three months ended December 31, 1997, a decrease of 6 basis points, or 2.0%.

         Interest income on loans increased by $343,000, or 26.7%, during the three months ended December 31, 1997, as compared to the same three month period in the prior year. The increase in interest income on loans during the 1997 period was due to an increase of $14.5 million, or 24.2%, in the average balance of loans outstanding, which was coupled with an increase of 17 basis points, or 2.0%, in the weighted-average rate earned on the loan portfolio. On the other hand, interest income on mortgage-backed securities decreased by $21,000, or 4.8%, during the three months ended December 31, 1997, as compared to the same period in the prior year. Such decrease in interest income on mortgage-backed securities was the result of a decrease in the average outstanding balance of mortgage-backed securities of $806,000, or 2.9%, which was coupled with a decline in the weighted-average rate earned on mortgage-backed securities of 12 basis points, or 1.9%. The increase in the average outstanding balance of loans period-to-period was attributable in part to a strategy deployed by management to grow the Corporation by using deposits and, in certain situations, borrowings to fund the continued growth in the loan portfolio. The increase in the average yield earned on loans was principally the result of adding to the loan portfolio a greater volume of higher-yielding multi-family and nonresidential loans and management's strategy over the past two years to predominately hold fixed-rate mortgage loans in the portfolio, so as to improve interest rate spread and overall net earnings. The decrease in the average balance of mortgage-backed securities outstanding period-to-period was a function of principal repayments and sales of securities exceeding purchases, while the decline in the weighted-average yield earned on mortgage-backed securities generally reflected the acceleration of principal repayments on securities due to a lower interest rate environment in the 1997 period and the downward movement of interest rate changes on the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

         Interest and dividend income on investment securities and other interest-earning assets increased by $16,000, or 30.8%, during the three months ended December 31, 1997, as compared to the same period in the prior year. The increase during the three months ended December 31, 1997 was primarily due to an increase of $584,000, or 49.7%, in the average outstanding balance of investment securities, an increase of $198,000, or 10.4%, in the average outstanding balance of other interest-earning assets and an increase of 94 basis points, or 15.5%, in the weighted-average rate earned on other interest-earning assets, all of which were partially offset by a decline of 78 basis points, or 10.0%, in the weighted-average rate earned on investment securities. The increase in the average outstanding balance of investment securities was attributed to the purchase of callable U.S. Government agency obligations at attractive, above market rates, while the decline in average yield on investment securities reflected the purchase of these callable agencies at lower interest rates than those acquired in previous periods due to a declining interest rate environment in the 1997 period. The increase in the average outstanding balance of other interest-earning assets was mainly the result of increased liquidity needs and sustained deposit growth. The increase in the weighted-average yield earned on other interest-earning assets was attributable to the acquisition of several short-term higher-yielding certificate of deposit investments for the portfolio and to the increase in short-term market rates period-to-period.

         Interest expense on deposits increased by $226,000, or 24.2%, during the three months ended December 31, 1997, as compared to the same period in the prior year. The increase in interest expense on deposits for the three months ended December 31, 1997 was primarily attributed to a $12.5 million, or 16.5%, increase in the average balance of deposits outstanding, which was coupled with an increase of 33 basis points, or 6.7%, in the weighted-average rate paid on deposits, reflecting the higher market rates of interest paid during the 1997 period, as compared to the 1996 period, especially on certificate of deposit accounts. As previously indicated, the overall increase in the average outstanding balance of deposits period-to-period, particularly term certificates of

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

deposit, was largely due to intensified marketing efforts and competitive pricing strategies in this area in order to fund the Corporation's lending and investment activities.

         Interest expense on borrowings increased by $22,000, or 13.2%, during the three months ended December 31, 1997, as compared to the same period in the prior year. The increase in interest expense on borrowings during the three months ended December 31, 1997 was primarily the result of an increase in the average outstanding balance of borrowings of $1.3 million, or 11.9%, which was coupled with an increase in the weighted-average rate paid on borrowings of 7 basis points, or 1.2%. The increase in the average volume of borrowings period-to-period was attributed to the greater utilization of Federal Home Loan Bank advances, as an alternative funding source to deposits, to fund loan originations and, to a lesser extent, purchases of mortgage-backed and investment securities as part of leveraging transactions. The increase in the weighted-average rate paid on borrowings period-to-period reflected the higher costs of newer borrowings in comparison to borrowings obtained in prior periods.

         The provision for losses on loans totaled $6,000 for the three months ended December 31, 1997, as compared to $4,000 for the three months ended December 31, 1996, an increase of $2,000, or 50.0%. The provision for losses on loans during the three months ended December 31, 1997 was comprised of discretionary additions to the general loan loss allowance and specific loan losses. As previously discussed, provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Blue Ash, industry standards, the status of past due principal and interest payments, general economic conditions, particularly as they relate to Blue Ash's lending area, and other factors related to the collectibility of the loan portfolio. The provision for losses on loans during the three months ended December 31, 1997 was predicated upon the overall loan portfolio growth and management's review of non-

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

performing and nonaccrual loans and anticipated losses on loans for the period.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans increased during the three months ended December 31, 1997 by $88,000, or 13.1%, as compared to the same period in the prior year.

Other Income
------------

         Total other income increased by $22,000, or 34.4%, from $64,000 during the three months ended December 31, 1996 to $86,000 during the three months ended December 31, 1997. The increase in other income during the three months ended December 31, 1997 was principally due to an increase in gain on sale of mortgage loans of $30,000, or 83.3%, an increase in gain on sale of mortgage-backed securities of $6,000, an increase in service fees, charges and other operating income of $3,000, or 50.0%, and a decrease in loss on sale of real estate acquired through foreclosure of $1,000, all of which were partially offset by a decrease in loan servicing fees of $18,000, or 78.3%. The increase in gain on sale of mortgage loans of $30,000, or 83.3%, period-to-period was primarily due to the increase in the volume of loan sales during the three months ended December 31, 1997, as management elected to emphasize more profoundly the origination of fixed-rate mortgage loans for sale in the secondary market given the lower interest rate environment. The increase in gain on sale of mortgage-backed securities of $6,000 was the function of certain sales activity taking place during the three months ended December 31, 1997, as compared to no such sales activity during the three months ended December 31, 1996. During the 1997 period, the Corporation sold approximately $1.8 million in available-for-sale securities at gains of $6,000, as management elected to take the opportunity to diversity its investment positions and realize profits on certain securities in a declining interest rate environment. The decrease in loan servicing fees of $18,000, or 78.3%, was principally attributable to a decline period-to-period in the average outstanding balance of loans sold, which was coupled with an increase in amortization and impairment expense on originated mortgage servicing rights under SFAS No. 122. The increase in service fees, charges and other

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Other Income (continued)
------------

operating income of $3,000, or 50.0%, was primarily due to an increase in fees received from NOW accounts, an increase in fee income from construction loan draws and loan modifications and a reduction in costs incurred for the origination of no-cost mortgage loans.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense increased by $9,000, or 1.8%, during the three months ended December 31, 1997, as compared to the same period in the prior year, due primarily to an increase in employee compensation and benefits of $21,000, or 8.3%, an increase in occupancy and equipment expense of $6,000, or 7.2%, an increase in advertising expense of $5,000, or 26.3%, and an increase in data processing expense of $2,000, or 8.3%, all of which were partially offset by a decrease in federal deposit insurance premiums of $20,000, or 60.6%, and a decrease in other operating expense of $5,000, or 9.8%.

         The increase in employee compensation and benefits of $21,000, or 8.3%, during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996, was principally due to normal merit increases of officer and employee salaries, an increase in annual bonus expense as a result of a higher earnings level, an increase in loan officer bonus expense due to a greater loan origination volume, an increase in expenses related to the ESOP due to the Plan having to purchase common shares of certain terminated employees, an increase in health insurance costs and an increase in certain payroll-related taxes, all of which were partially offset by an increase in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate 74.3% increase in loan origination volume.

         The increase in occupancy and equipment expense of $6,000, or 7.2%, period-to-period was the result of an increase in office building repairs and maintenance, an increase in depreciation expense on furniture and equipment, increases in real estate taxes, telephone and utilities and an increase in ATM processing, all of which were partially offset by a decline in furniture,

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

fixtures and equipment expenses. The increase in data processing expense was the function of an increased average deposit base period-to-period, while the increase in advertising expense was the result of management's continued efforts to actively market its loan and savings products. The decline in federal deposit insurance premiums period-to-period was primarily due to reduced deposit insurance costs stemming from the passage of the SAIF legislation. Other operating expenses declined during the three months ended December 31, 1997 due primarily to reductions in outside consulting fees and real estate owned expenses, which were partially offset by increases in supervisory assessments and office supplies due to the Corporation's continued growth in loans and savings.

Federal Income Taxes
--------------------

         The provision for federal income taxes totaled $119,000 for the three months ended December 31, 1997, as compared to $84,000 for the three months ended December 31, 1996, an increase of $35,000, or 41.7%. The increase in provision for federal income taxes reflected the higher level of pre-tax earnings for the three months ended December 31, 1997, an increase of $101,000, or 41.7%. As a result, the level of federal income tax expense for each of the three month periods ended December 31, 1997 and 1996 generally reflected the level of pre-tax earnings for such periods. The Corporation's effective tax rate amounted to 34.7% for each of the three month periods ended December 31, 1997 and 1996.

Other Matters
-------------

         As with all providers of financial services, the Corporation's operations are heavily dependent on information technology systems. The Corporation is addressing the potential problems associated with the possibility that the computers that control or operate the Corporation's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Corporation is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
December 31, 1997 and 1996 (continued)
--------------------------

Other Matters (continued)
-------------

         As of the date of this Form 10-QSB, the Corporation has not identified any specific expenses that are reasonably likely to be incurred by the Corporation in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Corporation is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Corporation's current systems, programs and equipment year 2000 compliant, the Corporation's net earnings and financial condition could be adversely affected.

         In addition to possible expense related to its own systems, the Corporation could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Corporation's lending area. Because the Corporation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Corporation's lending area is not significantly dependent upon one employer or industry, the Corporation does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

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

            Not Applicable

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not Applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            Not Applicable

ITEM 5.     Other Materially Important Events
            ---------------------------------

            On January 23, 1998, a Form S-8 was filed by Towne Financial Corporation for the purpose of registering an additional 20,000 shares of common stock in connection with the adoption of the Towne Financial Corporation 1997 Stock Option Plan (the "1997 Plan"). The purposes of the 1997 Plan are to encourage key management personnel and the Board of Directors of Towne Financial and Blue Ash, which consist of approximately ten persons, to acquire a proprietary and vested interest in the growth and performance of the Corporation and to motivate these individuals to contribute to the Corporation's future success and prosperity, thus enhancing the value of the Corporation for the benefit of the shareholders.

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


Dated:            February 12, 1998        By: /s/ William S. Siders
                                              ----------------------------------
                                              William S. Siders
                                              Executive Vice President


Dated:            February 12, 1998        By: /s/ Joseph L. Michel
                                              ----------------------------------
                                              Joseph L. Michel
                                              Chief Financial Officer, Vice
                                                President and Treasurer