Form 10QSB
period 1998-03-31
TOWNE FINANCIAL CORP /OH
filed 1998-05-11
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


Commission File No. 0-20144
                    -------

                      TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Registrant as specified in its charter)

     OHIO                                            31-1334563
-----------------                                ------------------
(State or other                                  (I.R.S. Employer
 jurisdiction of                                   Identification
of incorporation                                      Number)
 or organization)

4811 COOPER ROAD
BLUE ASH, OHIO                                        45242
---------------------                               ----------
(Address of principal                               (Zip Code)
 executive office)


Registrant's telephone number, including area code:  (513) 791-1870


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

As of May 4, 1998, the latest practicable date, 208,500 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes___   No X

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                          MARCH 31,     JUNE 30,
       ASSETS                                               1998          1997
                                                          --------      --------

Cash and due from banks                                   $  2,687      $  2,310
Federal funds sold                                           3,600           200
Interest-bearing deposits in other financial
 institutions                                                  166           205
                                                          --------      --------
          Cash and cash equivalents                          6,453         2,715

Certificates of deposit in other financial
 institutions                                                  568           466
Investment securities designated as available
 for sale - at market, amortized cost of $247
 at March 31, 1998                                             250           -
Investment securities held to maturity - at
 amortized cost, approximate market value of
 $912 and $1,399 at March 31, 1998 and
 June 30, 1997                                                 909         1,399
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $17,156 and $15,538 at March 31, 1998
 and June 30, 1997                                          17,114        15,269
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $14,230 and $11,267 at March 31, 1998 and
 June 30, 1997                                              14,304        11,463
Loans held for sale - at lower of cost or market               692           -
Loans receivable - net                                      71,518        66,817
Office premises and equipment - at depreciated
 cost                                                        2,247         2,335
Federal Home Loan Bank stock - at cost                         783           742
Accrued interest receivable on loans                           613           562
Accrued interest receivable on mortgage-backed
 securities                                                    184           166
Accrued interest receivable on investments and
 interest-bearing deposits                                      38            31
Goodwill - net of accumulated amortization                     342           367
Prepaid expenses and other assets                              392           226
                                                          --------      --------

       TOTAL ASSETS                                       $116,407      $102,558
                                                          ========      ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                        (In thousands, except share data)


                                                           MARCH 31,      JUNE 30,
      LIABILITIES AND SHAREHOLDERS' EQUITY                   1998           1997
                                                           ---------      --------

Deposits                                                   $ 92,881       $ 81,794
Advances from the Federal Home Loan Bank                     13,274         12,000
Loan of Employee Stock Ownership Plan                            45             60
Advances by borrowers for taxes and insurance                   375            260
Accounts payable on mortgage loans serviced for
 others                                                         772            368
Accrued interest payable                                         35             28
Other liabilities                                               161            138
Accrued federal income taxes                                     33              9
Deferred federal income taxes                                   422            263
                                                           --------       --------

      Total liabilities                                     107,948         94,920

Commitments                                                     -              -

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued
  and outstanding                                               -              -
 Common shares - 2,250,000 shares of $1.00
  par value authorized; 208,500 shares issued
  and outstanding at March 31, 1998 and
  June 30, 1997                                                 209            209
 Additional paid-in capital                                   1,680          1,680
 Retained earnings - substantially restricted                 6,641          5,987
 Less required contributions for shares acquired
  by Employee Stock  Ownership Plan (ESOP)                      (45)           (60)
 Unrealized losses on securities designated as
 available for sale - net of related tax effects                (26)          (178)
                                                           --------       --------

      Total shareholders' equity                              8,459          7,638
                                                           --------       --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $116,407       $102,558
                                                           ========       ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  For the nine and three months ended March 31,

                      (In thousands, except per share data)


                                                  Nine months ended        Three months ended
                                                       March 31,               March 31,
                                                 -------------------      -------------------
                                                   1998        1997         1998        1997
                                                 -------     -------      -------     -------
Interest income
  Loans                                          $ 4,750     $ 3,827      $ 1,610     $ 1,324
  Mortgage-backed securities                       1,309       1,321          462         435
  Investment securities                               84          66           24          19
  Interest-bearing deposits and other                154          83           66          27
                                                 -------     -------      -------     -------

      Total interest income                        6,297       5,297        2,162       1,805

Interest expense
  Deposits                                         3,431       2,806        1,167         938
  Borrowings                                         570         486          196         174
                                                 -------     -------      -------     -------

      Total interest expense                       4,001       3,292        1,363       1,112
                                                 -------     -------      -------     -------

      Net interest income                          2,296       2,005          799         693

Provision for losses on loans                         18          13            6           4
                                                 -------     -------      -------     -------

      Net interest income after provision
       for losses on loans                      2,278       1,992          793         689

Other income
  Loan servicing fees                                 36          76            7          25
  Gain (loss) on sale of mortgage loans              277          64          189          (1)
  Gain on sale of mortgage-backed securities          20           8            7           8
  Loss on sale of real estate acquired
   through foreclosure                               -            (1)         -           -
  Service fees, charges and other operating           33          25           12           8
                                                 -------     -------      -------     -------

      Total other income                             366         172          215          40

General, administrative and other expense
  Employee compensation and benefits                 839         745          297         252
  Occupancy and equipment                            277         263           96          95
  Data processing                                     76          74           24          25
  Federal deposit insurance premiums                  39         455           14          13
  Franchise taxes                                     72          69           25          23
  Advertising                                         69          63           22          23
  Amortization of goodwill                            25          29            8          10
  Other operating                                    150         146           53          44
                                                 -------     -------      -------     -------

      Total general, administrative and
       other expense                               1,547       1,844          539         485
                                                 -------     -------      -------     -------

      Earnings before income taxes
       (subtotal carried forward)                  1,097         320          469         244

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                  For the nine and three months ended March 31,

                      (In thousands, except per share data)


                                       Nine months ended     Three months ended
                                            March 31,            March 31,
                                       -----------------     ------------------
                                        1998       1997       1998       1997
                                       ------     ------     ------     -------
      Earnings before income taxes
       (subtotal brought forward)      $1,097     $  320     $  469      $  244

Federal income taxes
  Current                                 299         83        133          93
  Deferred                                 81         33         29          (7)
                                       ------     ------     ------      ------

      Total federal income taxes          380        116        162          86
                                       ------     ------     ------      ------

      NET EARNINGS                     $  717     $  204     $  307      $  158
                                       ======     ======     ======      ======

      EARNINGS PER COMMON SHARE        $ 3.44     $  .98     $ 1.47      $  .76
                                       ======     ======     ======      ======

      EARNINGS PER COMMON SHARE -
       assuming dilution               $ 3.27     $  .95     $ 1.40      $  .74
                                       ======     ======     ======      ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,

                                 (In thousands)


                                                                1998          1997
                                                                ----          ----

Cash flows provided by (used in) operating activities:
   Net earnings for the period                              $    717      $    204
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
      Amortization of premiums and accretion of
       discounts on mortgage-backed securities, net                8            13
      Gain on sale of mortgage-backed securities                 (20)           (8)
      Provision for losses on loans                               18            13
      Gain on sale of mortgage loans                            (102)          (44)
      Accretion of discounts on loans                             (2)          -
      Amortization of deferred loan origination fees             (28)          (26)
      Loans originated for sale in the secondary market      (14,118)       (1,724)
      Proceeds from sale of loans in the secondary
       market                                                 14,295         1,949
      Depreciation and amortization                              119           113
      Loss on sale of real estate acquired
       through foreclosure                                       -               1
      Federal Home Loan Bank stock dividends                     (41)          (37)
      Amortization of goodwill                                    25            29
      Increases (decreases) in cash due to changes in:
        Accrued interest receivable on loans                     (51)           (1)
        Accrued interest receivable on mortgage-backed
         securities                                              (18)            4
        Accrued interest receivable on investments
         and interest-bearing deposits                            (7)           (6)
        Prepaid expenses and other assets                       (166)          (23)
        Accrued interest payable                                   7             3
        Other liabilities                                         23           (31)
        Federal income taxes
         Current                                                  24            23
         Deferred                                                 81            33
                                                            --------      --------

            Net cash provided by operating activities            764           485

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       For the nine months ended March 31,

                                 (In thousands)


                                                               1998          1997
                                                               ----          ----

Cash flows provided by (used in) investing activities:
  Proceeds from maturities of investment securities
   held to maturity                                        $    -        $    210
  Proceeds from called investment securities held
   to maturity                                                1,800           400
  Purchase of investment securities designated as
   available for sale                                          (247)          -
  Purchase of investment securities held to maturity         (1,310)         (708)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                           6,352           711
  Purchase of mortgage-backed securities designated as
   available for sale                                        (8,319)       (1,672)
  Purchase of mortgage-backed securities held to
   maturity                                                  (3,623)         (349)
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                          379           993
    Held to maturity                                            764           634
  Purchase of loans                                            (561)         (192)
  Loan disbursements                                        (22,605)      (17,976)
  Loan principal repayments                                  17,710        10,406
  Purchase of office premises and equipment                     (31)          (62)
  Increase in certificates of deposit in other
   financial institutions - net                                (102)         (176)
                                                           --------      --------

      Net cash used in investing activities                  (9,793)       (7,781)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                64,988        62,465
  Withdrawals from deposit accounts                         (53,901)      (60,405)
  Proceeds from Federal Home Loan Bank advances               5,000         3,776
  Repayments of Federal Home Loan Bank advances              (3,726)         (200)
  Advances by borrowers for taxes and insurance                 115            81
  Accounts payable on mortgage loans serviced for
   others                                                       354            69
  Proceeds from the exercise of stock options                   -               6
  Dividends paid on common shares                               (63)          -
                                                           --------      --------

      Net cash provided by financing activities              12,767         5,792
                                                           --------      --------

Net increase (decrease) in cash and cash equivalents          3,738        (1,504)

Cash and cash equivalents at beginning of period              2,715         3,611
                                                           --------      --------

Cash and cash equivalents at end of period                 $  6,453      $  2,107
                                                           ========      ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       For the nine months ended March 31,

                                 (In thousands)


                                                                1998       1997
                                                             -------     ------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                     $   275     $   60
                                                             =======     ======

    Interest on deposits and borrowings                      $ 3,994     $3,289
                                                             =======     ======

Supplemental disclosure of noncash investing activities:
  Transfers from loans receivable to real estate
   acquired through foreclosure                              $     -     $  108
                                                             =======     ======

  Loans disbursed to finance the sale of real estate
   acquired through foreclosure                              $     -     $  107
                                                             =======     ======

  Transfers of loans from held for sale to
   held for investment classification                        $     -     $1,755
                                                             =======     ======

  Transfers of loans from held for investment
   classification to held for sale                           $   766     $   59
                                                             =======     ======

  Loan charge-offs                                           $     4     $    -
                                                             =======     ======

  Recognition of mortgage servicing rights in
   accordance with Statement of Financial Accounting
   Standards No. 122                                         $   175     $   20
                                                             =======     ======

  Unrealized gains on securities designated
   as available for sale - net of related tax
   effects                                                   $   152     $   46
                                                             =======     ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the nine and three month periods ended
                             March 31, 1998 and 1997


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

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. PRINCIPLES OF CONSOLIDATION

         Towne Financial is a unitary savings and loan holding company. Since the date of its incorporation, Towne Financial's activities have been limited primarily to holding the common stock of its wholly-owned subsidiary, The Blue Ash Building and Loan Company ("Blue Ash", or the "Company").

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1998 and 1997


2. PRINCIPLES OF CONSOLIDATION (continued)

         The accompanying consolidated financial statements include the accounts of Towne Financial and Blue Ash. Future references to Towne Financial or Blue Ash are utilized herein as the context requires. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, referred to as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements and transfers of receivables with recourse. An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value. SFAS No. 125 provides that a liability is removed from the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1998 and 1997


3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor. SFAS No. 125 supersedes SFAS No. 122 and was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and was to be applied prospectively. Earlier or retroactive application was not permitted. Management does not believe that the adoption of SFAS No. 125 has a material adverse effect on Towne Financial's consolidated financial position or results of operations.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1998 and 1997


3. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged. Segment information reported in earlier years is to be restated to conform to the requirements of SFAS No. 131. Enterprises will not be required to report segment information in interim financial statements in the year of adoption, but comparative financial information is required beginning with the second year after adoption. SFAS No. 131 is not expected to have a material impact on the Corporation's consolidated financial statements.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. It eliminates certain current disclosures and requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardizes the disclosure requirements of SFAS No. 87, No. 88 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No.106, and provides reduced disclosure requirements for nonpublic entities. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Restatement of disclosures for earlier periods is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. Management does not expect the adoption of SFAS No. 132 to have a material effect on Towne Financial's consolidated financial position or results of operations.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1998 and 1997


4. EARNINGS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires institutions to present basic earnings per share and, if applicable, diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128, which superseded Accounting Principles Board ("APB") Opinion No. 15, was effective for interim and annual periods ending after December 15, 1997, and prior period earnings per share disclosures presented for comparative purposes (including those in interim financial statements, summaries of earnings and selected financial data) were required to be restated. As a result, the Corporation initially adopted SFAS No. 128 effective for the six and three month periods ended December 31, 1997, as required.

         In accordance with the provisions of SFAS No. 128, basic earnings per share was computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during each of the periods presented. Basic earnings per share for the nine month periods ended March 31, 1998 and 1997 has been computed based on 208,500 and 208,142 weighted-average shares of common stock outstanding, respectively, and basic earnings per share for the three month periods ended March 31, 1998 and 1997 has been computed based on 208,500 and 208,433 weighted-average shares of common stock outstanding, respectively. Unlike the primary earnings per share calculation of APB Opinion No. 15, the denominator of basic earnings per share does not include dilutive common stock equivalents, such as convertible securities, warrants, or stock options. As a result, exercisable options, attendant to Towne Financial's Stock Option and Incentive Plans, were not considered in the computation of basic earnings per share.

         Diluted earnings per share, which replaced fully-diluted earnings per share under APB Opinion No. 15, takes into consideration common shares outstanding (as computed under basic earnings per share) and dilutive potential common shares. As a result, diluted earnings per share was computed assuming exercise

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1998 and 1997


4. EARNINGS PER SHARE (continued)

of all Towne Financial's outstanding stock options. Weighted- average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 219,218 and 216,094 for the nine month periods ended March 31, 1998 and 1997, respectively, and 219,218 and 216,261 for the three month periods ended March 31, 1998 and 1997, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         In the following pages, management presents an analysis of Towne Financial's consolidated financial condition as of March 31, 1998, and the consolidated results of operations for the nine and three month periods ended March 31, 1998, as compared to the same periods in 1997. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Towne Financial's operations and Towne Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Towne Financial's general market area.

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

         5. Management's opinion as to the effects of recent accounting pronouncements on Towne Financial's consolidated financial statements;

         6. Management's assessment of the risks of potential problems that could arise from the failures of computer systems and programming to recognize the year 2000; and

         7. Management's belief that Towne Financial will not likely incur significant expense to implement the necessary corrective measures regarding any year 2000 related problems.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998

         At March 31, 1998, Towne Financial's consolidated assets totaled $116.4 million, representing an increase of $13.8 million, or 13.5%, over the $102.6 million asset level at June 30, 1997. The increase in asset size experienced during the nine months ended March 31, 1998 was funded principally through an increase in deposits of $11.1 million, or 13.6%, and, to a lesser extent, an increase in borrowings of $1.2 million, or 10.4%, an increase in shareholders' equity of $821,000, or 10.7%, and an increase realized in all noninterest-bearing liabilities of $682,000, or 64.0%. Such increase in assets was primarily due to an increase in loans receivable of $5.4 million, or 8.1%, an increase in mortgage-backed securities of $4.7 million, or 17.5%, and an increase in cash and cash equivalents of $3.7 million, or 137.7%. The growth in total assets during the nine months ended March 31, 1998 was consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations within the existing branch structure.

         Cash and due from banks, federal funds sold, interest-bearing deposits and certificates of deposit in other financial institutions totaled approximately $7.0 million at March 31, 1998, an increase of $3.8 million, or 120.7%, from June 30, 1997 levels of $3.2 million. The significant increase during the nine months ended March 31, 1998 in cash, cash equivalents and certificates of deposit in other financial institutions was largely driven by growth in deposits. The increase in deposits of $11.1 million, or 13.6%, was primarily used to fund an increase of $5.4 million, or 8.1%, in loan receivable and loans held for sale and an increase of $4.7 million, or 17.5%, in mortgage-backed securities, while the remaining inflows from an increased deposit base and, to a lesser extent, borrowed funds from the Federal Home Loan Bank were invested into federal funds sold. Growth in deposits and borrowings outpaced growth in the loan and investment portfolios, causing the buildup in cash and cash equivalents at March 31, 1998.

         Investment securities decreased by $240,000, or 17.2%, during the nine months ended March 31, 1998. This decline in investment securities reflected U.S. Government agency obligations being called of $1.8 million, which was partially offset by purchases of such securities of $1.6 million. With interest rates declining during the nine months ended March 31, 1998, management elected for the most part not to replace all of its called securities with newer ones, as yields on newer fixed-rate callable securities were not as attractive without extending out the maturities on these

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

securities. As a result, the excess funds from the investment securities portfolio were shifted towards the mortgage-backed securities portfolio.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity increased by approximately $4.7 million, or 17.5%, during the nine months ended March 31, 1998. This increase in the mortgage-backed securities portfolio was attributed to purchases of $8.3 million in collateralized mortgage obligations and adjustable-rate participation certificates designated by management as available for sale, purchases of $3.6 million in collateralized mortgage obligations designated as held to maturity and a net decrease in unrealized market losses on securities designated as available for sale of $227,000, which were partially offset by proceeds from the sale of securities designated as available for sale, net of gains, of $6.3 million, principal repayments on securities of $1.1 million and amortization of premiums and accretion of discounts on securities, net, of $8,000. Management elected to increase the level of its mortgage-backed securities, especially during the last three months of the 1998 period when the loan portfolio growth slowed, in attempts to diversify its investment holdings and to increase the volume of interest-earning assets relative to the equity base (leverage) in order to improve net interest income and overall net earnings. Funding the growth in the mortgage-backed securities portfolio was provided primarily from increased deposits, proceeds from the sale of certain securities, principal repayment cash flows on existing securities in the portfolio and utilization from time to time of advances from the Federal Home Loan Bank. During the nine months ended March 31, 1998, management elected to sell for profit, due to favorable market conditions and improved pricing on securities from a lower interest rate environment, certain of its floating-rate collateralized mortgage obligations which the Corporation had a heavy concentration in. In addition, the Corporation sold an adjustable-rate mortgage backed security in order to alleviate the greater prepayment risk exposure inherent in the security resulting from a decline in long-term interest rates throughout the 1998 period. The sale strategies employed during the 1998 period had an additional benefit of allowing management to better diversify its investment positions by reinvesting the proceeds from the sale of securities into short to intermediate-term fixed-rate securities and other floating-rate securities not previously emphasized, adjusting monthly, which were

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

primarily indexed to either the composite prime rate of 75% of the thirty largest U.S. banks, as reported by THE WALL STREET JOURNAL or the 10-year U.S. treasury rate. By investing in short to intermediate-term fixed-rate securities, specifically collateralized mortgage obligations, management intended to capitalize if the Federal Reserve began cutting short-term interest rates, which appear artificially high in relation to long-term interest rates. The floating-rate securities tied to the composite prime rate were acquired in order to take advantage of an attractive spread to the comparable U.S. treasury index without incurring a greater prepayment risk stemming from a lower interest rate environment that existed during the 1998 period. The floating-rate securities tied to the 10-year treasury index were acquired to take advantage of a future steepening yield curve environment. As a result of these acquisitions, management wanted to be in position to not only improve its current overall yield on mortgage-backed securities, but to more favorably capitalize in differing interest rate environments.

         Loans receivable and loans held for sale increased in the aggregate by approximately $5.4 million, or 8.1%, during the nine months ended March 31, 1998. This increase was largely attributed to loan disbursements, loan purchases and loans originated for sale in the secondary market of $37.3 million, which were partially offset by loan sales, net of gains, of $14.2 million and principal repayments on loans of $17.7 million. Growth in the loan portfolio was primarily due to an increase of $3.4 million, or 6.8%, in one-to-four family residential real estate loans, an increase of $1.1 million, or 36.8%, in multi-family residential real estate loans, an increase of $853,000, or 7.7%, in nonresidential real estate and land loans and an increase of $53,000, or 2.0%, in home equity line-of-credit loans, all of which were partially offset by a decrease of $5,000, or 2.0%, in passbook loans to deposit customers. Blue Ash's growth in the loan portfolio has been the result of a continued greater loan origination volume in all types of loans, management's strategy to primarily hold loans in the portfolio subject to certain interest rate risk limitations and management's strategy to redeploy funds from other asset categories into lending activities to the extent practicable. The strategy to hold loans has reflected management's continued desire to grow the Corporation largely through loan portfolio growth, management's desire to obtain a better loan portfolio mix of adjustable and fixed by increasing the fixed-rate portion of its loan portfolio

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

and management's intent to increase its loan-to-deposits ratio. In August 1997, however, due to a decline in long-term interest rates toward historical lows, management began originating for sale in the secondary market all conforming single-family residential mortgage loans in order to reduce its exposure to interest rate risk. From January 1, 1998 to March 31, 1998, the loan portfolio actually decreased by $3.3 million, or 4.4%, as loan sales of $9.9 million and principal repayments on loans of $8.3 million exceeded loan disbursements, purchases and loans originated for sale of $14.9 million. During this three month period of generally lower interest rates, loan originations and loan sales were at higher levels than in prior periods due to an increased loan demand consisting primarily of refinancings and fixed-rate loans. It was management's strategy to accelerate loan originations during this lower interest rate period by utilizing loan sales as a means to accommodate the increased loan volume. Management utilized sales of loans in the secondary market as a means of meeting the consumer preference for fixed-rate loans. Despite the change in strategy of holding all loans in the portfolio which was dictated by a declining interest rate environment, overall loan portfolio growth and loan volume remained strong during the nine months ended March 31, 1998 due to the continued strong marketing and selling effort by management to originate loans and the continual development and refinement of new loan products and programs to better serve the lending area.

         At March 31, 1998, the Corporation's allowance for loan losses totaled $258,000, an increase of $14,000, or 5.7%, over the $244,000 level represented at June 30, 1997. During the nine months ended March 31, 1998, the Corporation increased its allowance for general loan losses by $14,000 and specific loan losses by $4,000, which were partially offset by a loan charge-off of $4,000. The Corporation's internally-classified assets totaled approximately $633,000 at March 31, 1998, as compared to $478,000 at June 30, 1997. Non-performing and nonaccrual loans totaled $584,000, or 0.81% of loans receivable and loans held for sale, at March 31, 1998, and $403,000, or 0.60% of loans receivable and loans held for sale, at June 30, 1997. The increase in internally- classified and non-performing and nonaccrual loans during the 1998 period was solely due to an increase in delinquencies of single-family residential mortgage loans. In the opinion of management, such internally-classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 65-70% loan-to-value ratio at March 31, 1998 and were deemed adequately secured in

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in Blue Ash's lending area. The provision for general loan losses of $14,000 and specific loan losses of $4,000 recorded during the nine months ended March 31, 1998 was attributed to the overall growth of 8.1% in the loan portfolio and the increase in internally-classified and non-performing and nonaccrual loans at March 31, 1998. Management believed that the loan loss allowance existing at March 31, 1998 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally-classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at March 31, 1998 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At March 31, 1998, the Corporation's allowance for loan losses consisted entirely of general valuation allowances, as defined by the regulations of the Office of Thrift Supervision ("OTS"), and represented 0.36% of the total amount of loans outstanding, including those loans designated as held for sale, and 41% of internally-classified assets.

         Deposits totaled $92.9 million at March 31, 1998, an increase of $11.1 million, or 13.6%, over the $81.8 million in deposits outstanding at June 30, 1997. The increase in total overall deposits was primarily the result of an increase in certificates of deposit of $11.2 million, or 17.8%, which was partially offset by a decrease in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $46,000, or 0.2%. The increase in certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) during the nine months ended March 31, 1998 was attributed to an increase in certificate of deposit balances obtained from the local market area of $9.3 million, or 16.1%, and an increase in brokered deposits of $1.9 million, or 38.7%. In an

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

effort to sustain deposit growth during the nine months ended March 31, 1998, Blue Ash continued its strategy of selectively obtaining brokered deposits and out-of-state funds to supplement its local deposit base. These deposits were typically obtained at interest rates at or below local market interest rates and had terms to maturity of generally two years or less. Given its other available funding alternatives, Blue Ash has the ability to suspend brokered deposit activity at any time and has the ability to repay its maturities on all brokered deposits without placing any undue risk on its liquidity position or cost of funds. However, as long as demand for new loan production remains strong, brokered deposits will continue to be a viable funding source, as management is reluctant to aggressively price above market and seek at all times certificates of deposit from its local market area. The increase in certificates of deposit from its local market area during the nine months ended March 31, 1998 was attributed to the influx of new accounts resulting from continued strong marketing efforts and competitive pricing on certificate of deposit accounts. The decrease in transaction accounts, primarily from money market deposit accounts, which are subject to daily repricing, was primarily due to the transfer of these funds into higher yielding certificate of deposit investments and other investment alternatives such as mutual funds or the stock market. As part of its efforts to further increase the deposit base, management made a more assertive effort during fiscal 1997 and during the nine months ended March 31, 1998 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on the cross-selling of deposit products (i.e. checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. Specifically, in order to better market checking accounts to its customers, Blue Ash introduced a new "free checking" account program in June 1997 at its Mason office. This program was set up to attract a greater volume of checking accounts at that office and to lower deposit costs. During the nine months ended March 31, 1998, this new checking program helped increase the outstanding balance of checking accounts by 23.5% and increase the number of checking accounts at the Mason office by 66.7%. Due to the initial success of the program at the Mason office, the "free checking" program was extended to all the offices during the nine months ended March 31, 1998. As a result of this "free checking" program and all other marketing and selling efforts to date, the outstanding balance of all checking accounts increased by $394,000, or 9.3%, the number of overall checking accounts increased by 12.0%

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

and the outstanding balance of passbook and club accounts increased by 0.5% during the nine months ended March 31, 1998. The overall growth in deposits during the nine months ended March 31, 1998 reflected management's continuing efforts to maintain steady growth and was consistent with management's short-term and long-term goals. From time to time, however, in an attempt to closely control its overall cost of funds and based on the current interest rate environment, management may temporarily elect to use alternative funding sources, such as brokered deposits. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted principally of Federal Home Loan Bank advances at March 31, 1998, increased by $1.2 million, or 10.4%, from $12.1 million at June 30, 1997 to $13.3 million at March 31, 1998. This increase in borrowings during the nine months ended March 31, 1998 was primarily due to proceeds of $5.0 million received from advances from the Federal Home Loan Bank, which was partially offset by repayments of $3.8 million from advances from the Federal Home Loan Bank. During the nine months ended March 31, 1998, Blue Ash repaid the remaining $800,000 outstanding balance on its line-of-credit facility with the Federal Home Loan Bank by obtaining an $800,000 one-year LIBOR-based advance, adjusting monthly. An additional $700,000 one-year LIBOR-based advance, adjusting monthly, was also utilized for short-term funding of the asset growth versus offering special rates on short-term deposits. In attempts to restructure its borrowings by extending out its maturities and lowering its overall cost of borrowings, management elected to take advantage of a special borrowing offering from the Federal Home Loan Bank in March 1998. Blue Ash obtained a $3.5 million convertible fixed-rate ten-year/one-year advance with an interest rate of 5.15%. This rate was below the treasury rate of comparable final maturity because Blue Ash was allowing the Federal Home Loan Bank at its option to convert this fixed-rate advance on a quarterly basis to a LIBOR based adjustable-rate advance after the first year of the advance. If the Federal Home Loan Bank does not convert the advance to a LIBOR floating rate on the initial option date, the advance will remain at the original fixed rate until final maturity in ten years or the next quarterly option

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

date. If the Federal Home Loan Bank does convert the advance to LIBOR, then Blue Ash may pay off the advance in whole or in part on any of the quarterly repricing dates with no fee. By obtaining this convertible fixed-rate advance offering at an interest rate of 5.15%, approximately $2.9 million in one-year LIBOR-based advances were repaid in March 1998 and $600,000 were repaid in April 1998, enabling Blue Ash to lower its overall cost of funds on borrowings. These adjustable-rate LIBOR-based advances which were repaid had an average cost of approximately 5.63%. From time to time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. Federal Home Loan Bank advances are utilized by Blue Ash for funding in times of low cash availability, as well as funding specific needs, such as large loans. Another use is the funding of investments and mortgage-backed securities, where an attractive spread is offered when compared to the cost of borrowing, and where both the security and the borrowing may have similar terms to maturity or similar repricing patterns. Management believes that the use of Federal Home Loan Bank advances is a prudent measure in the above instances. Additionally, Federal Home Loan Bank advances may also be used as an instrument in the control of interest rate risk when appropriate. In future periods, management may acquire additional Federal Home Loan Bank advances to fund loan production, to acquire investments and mortgage-backed securities, or as a tool to manage the interest rate risk of Blue Ash.

         Shareholders' equity totaled $8.4 million at March 31, 1998, an increase of $821,000, or 10.7%, over the total of $7.6 million at June 30, 1997. The increase in shareholders' equity was primarily due to net earnings for the period of $717,000, a reduction in required contributions of the Employee Stock Ownership Plan of $15,000 and a decrease in unrealized market losses on securities designated as available for sale, net of related tax effects, of $152,000, all of which were partially offset by the payment of dividends to shareholders of $63,000. At March 31, 1998, shareholders' equity as a percentage of total assets was 7.3%.

         Blue Ash is subject to minimum regulatory capital standards promulgated by the OTS. Failure to meet minimum capital require-

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

ments can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Blue Ash's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Blue Ash must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Blue Ash's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets, while the risk-based capital requirement currently provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets as of March 31, 1998. In computing risk-weighted assets, Blue Ash multiplies the value of each asset on its statement of financial condition by a defined risk-weighted factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at March 31, 1998. Specifically, Blue Ash's tangible and core capital of $8.1 million, or 7.0% of total adjusted assets, exceeded the respective minimum requirements of $1.7 million and $3.5 million at that date by approximately $6.4 million, or 5.5% of total adjusted assets, and $4.6 million, or 4.0% of total adjusted assets. Additionally, Blue Ash's risk-based capital of approximately $8.4 million at March 31, 1998, or 14.5% of risk-weighted assets (including a general loan loss allowance of $258,000), exceeded the current 8.0% requirement of $4.6 million by approximately $3.8 million, or 6.5% of risk-weighted assets.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1997 TO
MARCH 31, 1998 (continued)

         The OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         The OTS adopted a final rule in August 1993 incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has indicated that no institution will be required to deduct an interest rate risk component from capital for purposes of computing the risk- based capital requirement until further notice. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At March 31, 1998, Blue Ash had total assets of $116.4 million and risk-based capital in excess of 14.5% which would have qualified Blue Ash for this exemption had the new requirements been in effect at such date.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

GENERAL

         Net earnings totaled $717,000 for the nine months ended March 31, 1998, representing an increase of $513,000, or 251.5%, over the $204,000 in net earnings recorded for the nine months ended March 31, 1997. The improvement in earnings level for the nine months ended March 31, 1998 was primarily attributable to an increase in net interest income after provision for losses on loans of $286,000, or 14.4%, a decrease in general, administrative and other expense of $297,000, or 16.1%, and an increase in other income of $194,000, or 112.8%. The increase in earnings level before federal income taxes of $777,000, or 242.8%, resulted in an increase in the provision for federal income taxes of $264,000, or 227.6%. The Corporation's net earnings for the nine months ended March 31, 1997 were negatively impacted by a special assessment levied on all savings institutions insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation to recapitalize the SAIF to the required statutory level in accordance with legislation enacted into law on September 30, 1996. Excluding the nonrecurring after-tax charge of $242,000, due to the special assessment, the Corporation would have shown net earnings of $446,000, or $2.06 per share on a diluted basis, for the nine months ended March 31, 1997. Excluding the SAIF charge, net earnings for the nine months ended March 31, 1998 still would have represented an increase in net earnings of $271,000, or 60.8%, and an increase in diluted earnings per share of $1.21, or 58.7%, over the same period in the prior year.

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS

         The Corporation's net interest income increased by $291,000, or 14.5%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The increase in net interest income during the nine months ended March 31, 1998 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances of all the Corporation's interest-earning assets (loans, mortgage-backed securities, investment securities and other interest-earning assets), and to increases in the weighted-average rates earned on

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

loans and other interest-earning assets, which were partially offset by declines in the weighted-average rates earned on mortgage-backed securities and investment securities. Total interest income on the Corporation's interest-earning assets increased by $1.0 million, or 18.9%, during the nine months ended March 31, 1998 due to overall increases of $14.5 million, or 16.0%, in the average outstanding balances of such assets, which were coupled with overall increases of 19 basis points (100 basis points equal 1%), or 2.4%, in the weighted-average yields earned on such assets. The increase in total interest income during the nine months ended March 31, 1998 was partially offset by an increase in total interest expense, primarily due to increases in the average outstanding balances of deposits and borrowings, which were coupled with increases in the weighted-average rates paid on deposits and borrowings. Total interest expense on the Corporation's interest-bearing liabilities for the nine months ended March 31, 1998, as compared to the same period in the prior year, increased by $709,000, or 21.5%, due to overall increases of $13.8 million, or 15.9%, in the average outstanding balances of such liabilities, which were coupled with overall increases of 24 basis points, or 4.7%, in the weighted-average yields paid on the Corporation's interest-bearing liabilities. The upward movement in the average yields earned on the Corporation's interest-earning assets as compared to the average yields paid on the Corporation's interest-bearing liabilities reflected liabilities repricing upward more rapidly than assets. Such changes in yields earned and paid were reflected in the interest rate spread, which had decreased from 2.77% during the nine months ended March 31, 1997 to 2.72% during the nine months ended March 31, 1998, and the net yield (net interest income as a percentage of average interest-earning assets), which had decreased from 2.96% during the nine months ended March 31, 1997 to 2.93% during the nine months ended March 31, 1998. The major factors contributing to the decreases in the interest rate spread and the net yield period-to-period were the decline in long-term interest rates toward historical lows and the extremely flat yield curve which developed toward the second half of the 1998 period, which made it more difficult for the Corporation to earn a significant positive spread on new deposit and new borrowing activity.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

         Interest income on loans increased by $923,000, or 24.1%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The increase in interest income on loans during the nine months ended March 31, 1998 was due to an increase of $12.9 million, or 21.8%, in the average balance of loans outstanding, which was coupled with an increase of 17 basis points, or 2.0%, in the weighted-average rate earned on loans. The increase in the average outstanding balance of loans period-to-period reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio was also attributed to management's ongoing strategy to portfolio fixed-rate mortgage loans subject to certain interest rate risk limitations. The increase in the average yield earned on loans was principally the result of management's strategy to hold fixed-rate mortgage loans to the extent practicable, so as to improve interest rate spread and overall net earnings. The greater percentage of outstanding fixed-rate mortgage loans in the loan portfolio during the nine months ended March 31, 1998, the greater volume of originations of multi-family and nonresidential loans, the upward repricing of existing adjustable-rate ("teaser") mortgage loans and strong consumer preferences toward originating fixed-rate mortgages as opposed to lower rate adjustable mortgages in a relatively stable but lower interest rate environment are other contributing factors leading to overall higher loan yields during the nine months ended March 31, 1998.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity decreased by approximately $12,000, or 0.9%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The decrease in interest income on mortgage-backed securities during the nine months ended March 31, 1998 was the result of a decrease in the weighted-average rate earned on mortgage-backed securities outstanding of 8 basis points, or 1.3%, which was partially offset by an increase in the average outstanding balance of such assets of $81,000, or 0.3%. The decrease in the weighted-average yield earned on mortgage-backed securities period-to-period generally

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

reflected the greater principal repayments on higher yielding securities due to a declining interest rate environment in the 1998 period and the downward movement in the U.S. treasury rates which a certain segment of the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations are tied to in determining interest rate changes. Such decreases in the U.S. treasury indexes were partially offset by an increase in the eleventh district cost of funds index on which a large part of the Corporation's adjustable-rate and floating-rate securities portfolio are tied to in determining interest rate changes. The increase in the average outstanding balance of mortgage-backed securities reflected the purchases of fixed-rate and floating-rate collateralized mortgage obligations, which were partially offset by principal repayments and sales of securities. As long-term interest rates declined and greater emphasis was placed on originating fixed-rate loans for sale during the nine months ended March 31, 1998, management elected to shift more funds from other asset categories into the mortgage-backed securities portfolio as loan portfolio growth slowed during the second half of the 1998 period from the increased refinancing and payoff of higher rate portfolio fixed-rate loans. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to sustain continued growth in asset levels by primarily using deposits and repayment cash flows to fund purchases of such assets. From time to time when circumstances dictate and opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which supplemented the growth in the loan portfolio, helped improve the Corporation's overall interest rate spread and net earnings level as well as achieve better diversification of securities within the portfolio.

         Interest and dividend income on investment securities and other interest-earning assets increased by $89,000, or 59.7%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The increase during the nine months ended March 31, 1998 was primarily due to increases of $343,000, or

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

28.3%, and $1.1 million, or 57.8%, in the average outstanding balances of investment securities and other interest-earning assets (primarily interest-bearing deposits in other financial institutions), respectively, and to an increase in the weighted-average rate earned on other interest-earning assets of 103 basis points, or 17.7%, all of which were partially offset by a decline of 6 basis points, or 0.8%, in the weighted-average rate earned on investment securities. The increase in the average outstanding balance of investment securities was principally due to the purchase of callable U.S. Government agency obligations. These securities were generally acquired for liquidity purposes as well as to provide the Corporation with attractive, above market interest rates to compensate for the call feature inherent in these securities. Such callable securities were principally viewed by management as "yield enhancers," especially during a flat yield curve environment that predominately existed at the time of many of these purchases, and helped improve the Corporation's overall yield on investment securities from past levels. The decrease in the weighted-average yield earned on investment securities was the function of a lower interest rate environment period-to-period, as newer purchases of callable agency obligations were obtained at lower rates than those securities previously purchased and being called. The increase in other interest-earning assets was attributed in part to increased liquidity needs resulting from significant asset growth period-to-period and growth in deposits and borrowings outpacing growth in loans and investments. The increase in the weighted-average rate earned on such assets period-to-period was the direct result of an increase in short-term interest rates by the Federal Reserve in March 1997 and the purchase of high yielding short-term certificate of deposit investments for the portfolio which were primarily acquired in the 1997 period and subsequent periods.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $625,000, or 22.3%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The increase in interest expense on deposits during the nine months ended March 31, 1998 was

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

due to an increase of $12.1 million, or 15.9%, in the average balance of deposits outstanding, which was coupled with an increase of 27 basis points, or 5.5%, in the weighted-average rate paid on deposits. The increase in the average balance of deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $12.7 million, or 22.5%, which was partially offset by a decline of $620,000, or 3.2%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher yielding term certificates of deposit and from an influx of new deposits due to increased marketing and selling efforts by management and competitive pricing strategies. In addition, during the nine months ended March 31, 1998, management utilized brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, interest rates paid on brokered deposits were actually the same or lower than interest rates paid on local deposits. The increase in the average outstanding balance of deposits was necessary to predominately fund the growth in the loan portfolio. The increase in the weighted-average rate paid on deposit accounts period-to-period reflected higher market rates of interest. Specifically, the weighted-average rate paid on certificates of deposit increased from 5.68% during the nine months ended March 31, 1997 to 5.88% during the nine months ended March 31, 1998, while the weighted-average rate paid on transaction accounts decreased slightly from 2.72% during the nine months ended March 31, 1997 to 2.65% during the nine months ended March 31, 1998.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, adjustable-rate LIBOR-based advances and, to a lesser extent, an adjustable-rate loan of the ESOP, increased by $84,000, or 17.3%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The increase in interest expense on borrowings during the nine months ended March 31, 1998 was attributed to an increase of $1.7

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

million, or 16.0%, in the average outstanding balance of borrowings, which was coupled with an increase of 7 basis points, or 1.2%, in the weighted-average rate paid on borrowings. Such increase in the average outstanding balance of borrowings period-to-period was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist, in part, in funding the Corporation's lending and investment activities. Advances from the Federal Home Loan Bank were utilized by management as an alternative funding source to deposits in order to provide additional liquidity and sources of funds to the lending function during periods of cash outflows, as well as to pursue its lending and investment programs when the opportunities existed. During the nine months ended March 31, 1998, the weighted-average rate paid on borrowings increased to 6.10%, an increase of 7 basis points, or 1.2%, from the 6.03% during the nine months ended March 31, 1997. This increase in the weighted-average rate paid period-to-period generally reflected the maturity of $2.5 million in low fixed-rate advances in the 1997 period, the higher costs of new borrowings in comparison to borrowings obtained in prior periods and the higher interest costs paid on the adjustable-rate portion of Federal Home Loan Bank advances resulting from a rise in short-term market interest rates in March 1997. The higher overall interest costs incurred on newer borrowings during the 1998 period were partially offset by the proceeds received from a special convertible fixed-rate advance which was used to pay off all existing LIBOR-based advances. Such restructuring of its borrowings mix allowed Blue Ash the opportunity to reduce its cost of funds on $3.5 million of borrowings by approximately 48 basis points.

         The Corporation's provision for losses on loans increased by $5,000, or 38.5%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The provision for losses on loans, which was comprised of discretionary additions to the general loan loss allowance and specific loan losses, represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb losses in the loan portfolio. The 1998 nine month period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio, growth in the loan portfolio, changes in the composition of loans and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in minimal loan losses (charge-offs) over the past five years. The Corporation's provision for losses on loans during the nine months ended March 31, 1998 was principally attributable to loan portfolio growth of 8.1%, and to increases in internally-classified assets and non-performing and nonaccrual loans. Management uses the best information available in providing for possible loan losses and believes that the allowance is adequate to cover any unforeseen losses in the loan portfolio at March 31, 1998. However, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans increased during the nine months ended March 31, 1998 by $286,000, or 14.4%, as compared to the same period in the prior year.

OTHER INCOME

         Total other income increased by $194,000, or 112.8%, from $172,000 during the nine months ended March 31, 1997 to $366,000 during the nine months ended March 31, 1998. The primary reasons for this rise in other income during the nine months ended March 31, 1998 were an increase in gain on sale of mortgage loans of $213,000, or 332.8%, an increase in gain on sale of mortgage-backed securities designated as available for sale of $12,000, or 150.0%, an increase in service fees, charges and other operating income of $8,000, or 32.0%, and a decrease in loss on sale of real estate

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

OTHER INCOME (continued)

acquired through foreclosure of $1,000, all of which were partially offset by a decrease in loan servicing fees of $40,000, or 52.6%.

         The increase in gain on sale of mortgage loans of $213,000, or 332.8%, period-to-period was the result of an increase of $240,000 in gains (including SFAS No. 122 gains) on the sale of mortgage loans in the secondary market, which was partially offset by the absence in the 1998 period of $27,000 in unrealized market gains on loans identified as held for sale during the 1997 period. The Corporation recognized gains on the sale of mortgage loans in the secondary market of $277,000 and $37,000 during the nine months ended March 31, 1998 and 1997, respectively. Such gains were the result of Blue Ash selling its fixed-rate single-family residential mortgage loans to the Federal Home Loan Mortgage Corporation in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Loan sales volume increased dramatically during the nine months ended March 31, 1998, as the demand for fixed-rate single-family residential mortgage loans was stronger within Blue Ash's lending area than during the nine months ended March 31, 1997 due to a lower interest rate environment prevailing during the 1998 period. As a result, proceeds from the sale of loans in the secondary market increased from $1.9 million during the nine months ended March 31, 1997 to $14.3 million during the nine months ended March 31, 1998, an increase of $12.4 million, or 633.5%, and loans originated for sale in the secondary market increased from $1.7 million during the nine months ended March 31, 1997 to $14.1 million during the nine months ended March 31, 1998, an increase of $12.4 million, or 718.9%. In order to adequately meet the increased demand for lower rate fixed-rate mortgages and refinancings of higher rate fixed-rate mortgages and adjustables during the 1998 period, management began placing more emphasis on loans originated for sale in the secondary market as opposed to holding loans in the portfolio as it had predominately done over the past two years. Such a change in strategy had the effect of slowing loan portfolio growth and core earnings, while at the same time increasing gains on sale of loans and reducing the Corporation's overall exposure to interest rate risk.

         The increase in gain on sale of mortgage-backed securities of $12,000, or 150.0%, during the nine months ended March 31, 1998 was due to increased sales activity. During the nine months ended

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

OTHER INCOME (continued)

March 31, 1998, there were proceeds of $6.4 million from the sale of mortgage-backed securities, while there was only $711,000 in sales proceeds during the nine months ended March 31, 1997. Such sales activity in the 1998 period was predicated upon the declining interest rate environment that prevailed and better diversifying the mortgage-backed securities portfolio so as to improve the Corporation's overall yield and market performance to varying interest rate environments. The decrease in loan servicing fees of $40,000, or 52.6%, during the nine months ended March 31, 1998 was principally attributed to a decline of approximately $2.4 million, or 5.3%, in the average outstanding balance of loans sold in the secondary market and to other financial institutions, which was coupled with an increase of $32,000 in expenses for amortization and impairment of originated mortgage servicing rights under SFAS No. 122 due to accelerated prepayments of mortgages associated with a declining interest rate environment. The increase in service fees, charges and other operating income of $8,000, or 32.0%, reflected increased fees generated period-to-period from NOW accounts, construction loan draws, mortgage loan modifications and conversions of adjustable-rate mortgage loans to fixed, which were partially offset by a reduction in fee income received from correspondent lenders for nonconforming loans.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

         Total general, administrative and other expense decreased by $297,000, or 16.1%, during the nine months ended March 31, 1998, as compared to the same period in the prior year. The components of this decrease in total general, administrative and other expense during the nine months ended March 31, 1998 were comprised of a decrease in federal deposit insurance premiums of $416,000, or 91.4%, and a decrease in amortization of goodwill of $4,000, or 13.8%, both of which were partially offset by an increase in employee compensation and benefits of $94,000, or 12.6%, an increase in occupancy and equipment expense of $14,000, or 5.3%, an increase in advertising expense of $6,000, or 9.5%, an increase in state franchise tax expense of $3,000, or 4.3%, an increase in data processing expense of $2,000, or 2.7%, and an increase in other operating expense of $4,000, or 2.7%.

         The driving factor behind the significant decline in total general, administrative and other expense during the nine months

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE (continued)

ended March 31, 1998 was the decrease in federal deposit insurance premiums of $416,000, or 91.4%, which was due to the one-time special assessment of $366,000 to recapitalize the SAIF to federally-mandated levels and to reduced deposit insurance premiums of $50,000 following the September 1996 SAIF recapitalization. Excluding the SAIF special assessment, however, total general, administrative and other expense would have only increased from $1.4 million during the nine months ended March 31, 1997 to $1.5 million during the nine months ended March 31, 1998, an increase of $69,000, or 4.7%.

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $94,000, or 12.6%, during the nine months ended March 31, 1998, as compared to the same period in the prior year, was primarily due to normal merit increases, increases in loan officer salaries due to a restructuring in the method of compensating these employees, increases in employee group health insurance premiums, increases in expenses related to the ESOP due to the payout of benefits to terminated employees, increases in loan officer bonus expense as a result of a greater lending volume, increases in annual bonus expense to employees and officers stemming from a higher earnings level and increases in certain payroll-related taxes such as social security taxes, all of which were partially offset by a decrease in director, officer and employee expenses, a decrease in director medical reimbursement expenses and an increase of $71,000, or 100.0%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $17.3 million, or 86.4%, increase in total lending volume period-to-period.

         The increase in occupancy and equipment expense of $14,000, or 5.3%, was largely due to increases in office building repair and maintenance, depreciation on furniture and equipment, telephone expense, postage and expenses associated with ATM processing. The increase in advertising expense of $6,000, or 9.5%, was principally attributable to a continuation of intensified marketing and selling efforts by management, which were directed toward the loan origination function and attracting new deposits. The increase of $2,000, or 2.7%, in data processing and related fees, which are based on the outstanding number of loan and deposit accounts, reflected an increased average deposit base as well as growth in

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997 (continued)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE (continued)

lending operations, while the increase in state franchise tax expense of $3,000, or 4.3%, was primarily attributed to an enhanced equity capital position period-to-period. The increase in other operating expense of $4,000, or 2.7%, was primarily due to increases in supervisory assessments, insurance, organizational dues and subscriptions, charitable contributions, NOW accounts, filing fees of public documents, printing expenses of annual report to shareholders, office supplies as a result of an expanded loan and savings operation and legal expenses pertaining to problem loans and adoption of the Corporation's 1997 Stock Option Plan, all of which were partially offset by a reduction in outside consulting services, real estate owned expenses and nonrecurring miscellaneous expenses.

FEDERAL INCOME TAXES

         The provision for federal income taxes totaled $380,000 for the nine months ended March 31, 1998, as compared to $116,000 for the nine months ended March 31, 1997, an increase of $264,000, or 227.6%. The increase in provision for federal income taxes reflected the higher level of pre-tax earnings for the nine months ended March 31, 1998, an increase of $777,000, or 242.8%, from $320,000 during the nine months ended March 31, 1997 to $1.1 million during the nine months ended March 31, 1998. As previously discussed, the one-time charge to replenish the SAIF had a detrimental impact on net earnings for the nine months ended March 31, 1997. As a result, the level of federal income tax expense for each of the nine month periods ended March 31, 1998 and 1997 generally reflected the level of pre-tax earnings for such periods. The Corporation's effective tax rates amounted to 34.6% and 36.3% for the nine month periods ended March 31, 1998 and 1997, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

GENERAL

         Net earnings totaled $307,000 for the three months ended March 31, 1998, representing an increase of $149,000, or 94.3%, over the $158,000 in net earnings recorded for the three months ended March 31, 1997. The improvement in earnings level during the three months ended March 31, 1998 was primarily attributable to an increase in net interest income after provision for losses on loans of $104,000, or 15.1%, and an increase in other income of $175,000, or 437.5%, which were partially offset by an increase in general, administrative and other expense of $54,000, or 11.1%. The increase in earnings level before federal income taxes of $225,000, or 92.2%, resulted in an increase in the provision for federal income taxes of $76,000, or 88.4%.

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS

         The Corporation's net interest income increased by $106,000, or 15.3%, during the three months ended March 31, 1998, as compared to the same period in the prior year. The increase in net interest income during the three months ended March 31, 1998 was the result of an increase of $357,000, or 19.8%, in total interest income, due to increases in the average outstanding balances of all the Corporation's interest-earning assets, and to increases in the weighted-average rates earned on loans and other interest-earning assets, which were partially offset by declines in the weighted-average rates earned on mortgage-backed securities and investment securities. The increase in total interest income during the three months ended March 31, 1998 was partially offset by an increase in total interest expense of $251,000, or 22.6%, primarily due to increases in the average outstanding balances of deposits and borrowings, which were coupled with increases in the weighted-average rates paid on such interest-bearing liabilities. As a result, the Corporation's interest rate spread declined from 2.83% during the three months ended March 31, 1997 to 2.75% during the three months ended March 31, 1998, a decrease of 8 basis points, or 2.8%. Such decrease in the interest rate spread period-to-period was attributed to increases of 20 basis points, or 4.0%, in the overall weighted-average rates paid on all interest-bearing liabilities, which were partially offset by increases of 12 basis points, or 1.5%, in the overall weighted-average rates earned on all interest-earning assets. In addition, the Corporation's net yield decreased from 3.02% during the three months ended March 31,

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

1997 to 2.95% during the three months ended March 31, 1998, a decrease of 7 basis points, or 2.3%.

         Interest income on loans increased by $286,000, or 21.6%, during the three months ended March 31, 1998, as compared to the same three month period in the prior year. The increase in interest income on loans during the 1998 period was due to an increase of $12.5 million, or 20.4%, in the average balance of loans outstanding, which was coupled with an increase of 9 basis points, or 1.0%, in the weighted-average rate earned on the loan portfolio. In addition, interest income on mortgage-backed securities increased by $27,000, or 6.2%, during the three months ended March 31, 1998, as compared to the same period in the prior year. Such increase in interest income on mortgage-backed securities was the result of an increase in the average outstanding balance of mortgage-backed securities of $1.8 million, or 6.7%, which was partially offset by a decline in the weighted-average rate earned on mortgage-backed securities of 3 basis points, or 0.5%. The increase in the average outstanding balance of loans period-to-period was attributable in part to a strategy deployed by management to grow the Corporation by using deposits and, in certain situations, borrowings to fund the continued growth in the loan portfolio. The increase in the average yield earned on loans was principally the result of adding to the loan portfolio a greater volume of higher yielding multi-family and nonresidential loans and management's strategy over the past two years to predominately hold fixed-rate mortgage loans in the portfolio, so as to improve interest rate spread and overall net earnings. The increase in the average balance of mortgage-backed securities outstanding period-to-period was a function of purchases exceeding principal repayments and sales of securities, while the decline in the weighted-average yield earned on mortgage-backed securities generally reflected the acceleration of principal repayments on higher rate securities due to a lower interest rate environment in the 1998 period and the downward movement of interest rate changes on the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations.

         Interest and dividend income on investment securities and other interest-earning assets increased by $44,000, or 95.7%, during the three months ended March 31, 1998, as compared to the same period in the prior year. The increase during the three

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

months ended March 31, 1998 was primarily due to an increase of $353,000, or 33.7%, in the average outstanding balance of investment securities, an increase of $1.7 million, or 96.6%, in the average outstanding balance of other interest-earning assets and an increase of 147 basis points, or 24.3%, in the weighted-average rate earned on other interest-earning assets, all of which were partially offset by a decline of 40 basis points, or 5.5%, in the weighted-average rate earned on investment securities. The increase in the average outstanding balance of investment securities was attributed to the purchase of callable U.S. Government agency obligations at attractive, above market rates, while the decline in average yield on investment securities reflected the purchase of these callable agencies at lower interest rates than those acquired in previous periods due to a declining interest rate environment in the 1998 period. The increase in the average outstanding balance of other interest-earning assets was mainly the result of increased liquidity needs and sustained deposit growth. The increase in the weighted-average yield earned on other interest-earning assets was attributable to the acquisition of several short-term higher yielding certificate of deposit investments for the portfolio and to the increase in short-term market rates period-to-period.

         Interest expense on deposits increased by $229,000, or 24.4%, during the three months ended March 31, 1998, as compared to the same period in the prior year. The increase in interest expense on deposits for the three months ended March 31, 1998 was primarily attributed to a $14.7 million, or 19.2%, increase in the average balance of deposits outstanding, which was coupled with an increase of 22 basis points, or 4.5%, in the weighted-average rate paid on deposits, reflecting the higher market rates of interest paid during the 1998 period, as compared to the 1997 period, especially on certificate of deposit accounts. As previously indicated, the overall increase in the average outstanding balance of deposits period-to-period, particularly term certificates of deposit, was largely due to intensified marketing efforts and competitive pricing strategies in this area in order to fund the Corporation's lending and investment activities.

         Interest expense on borrowings increased by $22,000, or 12.6%, during the three months ended March 31, 1998, as compared to the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

same period in the prior year. The increase in interest expense on borrowings during the three months ended March 31, 1998 was primarily the result of an increase in the average outstanding balance of borrowings of $1.1 million, or 9.6%, which was coupled with an increase in the weighted-average rate paid on borrowings of 16 basis points, or 2.7%. The increase in the average volume of borrowings period-to-period was attributed to the greater utilization of Federal Home Loan Bank advances, as an alternative funding source to deposits, to fund loan originations and, to a lesser extent, purchases of mortgage-backed and investment securities as part of leveraging transactions. The increase in the weighted-average rate paid on borrowings period-to-period reflected the higher costs of newer borrowings in comparison to borrowings obtained in prior periods, which was partially offset by management's efforts during the 1998 period to lower the overall yield paid on borrowings by replacing adjustable-rate LIBOR-based advances from the Federal Home Loan Bank with a special low rate convertible fixed-rate advance.

         The provision for losses on loans totaled $6,000 for the three months ended March 31, 1998, as compared to $4,000 for the three months ended March 31, 1997, an increase of $2,000, or 50.0%. The provision for losses on loans during the three months ended March 31, 1998 was comprised of discretionary additions to the general loan loss allowance. As previously discussed, provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Blue Ash, industry standards, the status of past due principal and interest payments, general economic conditions, particularly as they relate to Blue Ash's lending area, and other factors related to the collectibility of the loan portfolio. The provision for losses on loans during the three months ended March 31, 1998 was predicated upon the overall loan portfolio growth and management's review of non-performing and nonaccrual loans and anticipated losses on loans for the period.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

NET INTEREST INCOME AND PROVISION FOR LOSSES ON LOANS (continued)

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans increased during the three months ended March 31, 1998 by $104,000, or 15.1%, as compared to the same period in the prior year.

OTHER INCOME

         Total other income increased by $175,000, or 437.5%, from $40,000 during the three months ended March 31, 1997 to $215,000 during the three months ended March 31, 1998. The increase in other income during the three months ended March 31, 1998 was principally due to an increase in gain on sale of mortgage loans of $190,000 and an increase in service fees, charges and other operating income of $4,000, or 50.0%, which were partially offset by a decrease in loan servicing fees of $18,000, or 72.0%, and a decrease in gain on sale of mortgage-backed securities of $1,000, or 12.5%. The increase in gain on sale of mortgage loans of $190,000 period-to-period was primarily due to the increase in the volume of loan sales during the three months ended March 31, 1998, as management elected to emphasize more profoundly the origination of fixed-rate mortgage loans for sale in the secondary market given the lower interest rate environment and consumer preference for fixed-rate loans. The decrease in gain on sale of mortgage-backed securities of $1,000, or 12.5%, was due to greater gains realized on the sale of securities in the 1997 period, even though there was a greater sales volume in the 1998 period. During the 1998 period, the Corporation sold approximately $4.2 million in available-for-sale securities at gains of $7,000, as compared to only $711,000 in sales at gains of $8,000 during the 1997 period. Such greater sales activity during the three months ended March 31, 1998 was undertaken by management as favorable market conditions enabled better diversification of the Corporation's investment portfolio as well as producing higher yields and stronger market performance in different interest rate environments. The decrease in loan servicing fees of $18,000, or 72.0%, was principally attributable to an increase in amortization and impairment expense on originated mortgage servicing rights under SFAS No. 122 due to accelerated prepayments on loans, which was coupled with a decline period-to-period in the average outstanding balance of loans sold. The increase in service fees, charges and other operating income of

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

OTHER INCOME (continued)

$4,000, or 50.0%, was primarily due to an increase in fees received from NOW accounts, an increase in fee income from construction loan draws, loan modifications and conversions of adjustable-rate loans to fixed and a reduction in costs incurred for the origination of no-cost mortgage loans.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

         Total general, administrative and other expense increased by $54,000, or 11.1%, during the three months ended March 31, 1998, as compared to the same period in the prior year, due primarily to an increase in employee compensation and benefits of $45,000, or 17.9%, an increase in occupancy and equipment expense of $1,000, or 1.1%, an increase in federal deposit insurance premiums of $1,000, or 7.7%, an increase in state franchise tax expense of $2,000, or 8.7%, and an increase in other operating expense of $9,000, or 20.5%, all of which were partially offset by a decrease in data processing expense of $1,000, or 4.0%, a decrease in advertising expense of $1,000, or 4.3%, and a decrease in amortization of goodwill of $2,000, or 20.0%.

         The increase in employee compensation and benefits of $45,000, or 17.9%, during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, was principally due to normal merit increases of officer and employee salaries, an increase in loan officer pay resulting from a change in compensating such employees, an increase in annual bonus expense as a result of a higher earnings level, an increase in loan officer bonus expense due to a greater loan origination volume, an increase in expenses related to the ESOP due to the Plan having to purchase common shares of certain terminated employees, an increase in health insurance costs and an increase in certain payroll-related taxes, all of which were partially offset by a decrease in director medical reimbursement expenses and an increase in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate 134.1% increase in loan origination volume period-to-period.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE (continued)

         The increase in occupancy and equipment expense of $1,000, or 1.1%, period-to-period was the result of an increase in office building repairs and maintenance, an increase in depreciation expense on furniture and equipment, an increase in ATM processing and an increase in telephone and postage, all of which were partially offset by a decline in real estate taxes and a decline in furniture, fixtures and equipment expenses. The decrease in data processing and related fees of $1,000, or 4.0%, was due to the negotiation of lower costs in the renewal of the Corporation's contract with its third party provider of data processing services during the three months ended March 31, 1998. The increase in federal deposit insurance premiums of $1,000, or 7.7%, was mainly the result of an increased average deposit base, while the increase in state franchise taxes of $2,000, or 8.7%, was primarily attributed to an enhanced average equity position period-to-period. Despite the decline in advertising expense of $1,000, or 4.3%, during the three months ended March 31, 1998, advertising remained relatively constant due to the continuation of intensified marketing efforts by management in actively promoting its loan and savings products. Other operating expense increased from $44,000 during the three months ended March 31, 1997 to $53,000 during the three months ended March 31, 1998, an increase of $9,000, or 20.5%, due primarily to an increase in legal expenses associated with delinquent loans and establishing the Corporation's 1997 Stock Option Plan, an increase in organizational dues and subscriptions and an increase in insurance costs related to director and officer liability, all of which were partially offset by a decrease in business meeting expenses.

FEDERAL INCOME TAXES

         The provision for federal income taxes totaled $162,000 for the three months ended March 31, 1998, as compared to $86,000 for the three months ended March 31, 1997, an increase of $76,000, or 88.4%. The increase in provision for federal income taxes reflected the higher level of pre-tax earnings for the three months ended March 31, 1998, an increase of $225,000, or 92.2%. As a result, the level of federal income tax expense for each of the three month periods ended March 31, 1998 and 1997 generally reflected the level of pre-tax earnings for such periods. The Corporation's effective tax rates amounted to 34.5% and 35.2% for

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTH PERIODS ENDED
MARCH 31, 1998 AND 1997

FEDERAL INCOME TAXES (continued)

the three month periods ended March 31, 1998 and 1997, respectively.

OTHER MATTERS

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

                  Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER MATERIALLY IMPORTANT EVENTS

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:            May 6, 1998             By: /s/ William S. Siders
                                             -----------------------------------
                                             William S. Siders
                                             Executive Vice President


Dated:            May 6, 1998             By: /s/ Joseph L. Michel
                                             -----------------------------------
                                             Joseph L. Michel
                                             Chief Financial Officer, Vice
                                             President and Treasurer