Form 10KSB
period 1998-06-30
TOWNE FINANCIAL CORP /OH
filed 1998-09-28
CIK 880052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 1998

                        Commission File Number: 0-20144

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

     Securities registered pursuant to Section 12(b)
     of the Exchange Act:
                                       None
     -----------------------------------------------

     Securities registered pursuant to Section 12(g)
     of the Exchange Act:
         Common Shares, par value $1.00 per share
     -----------------------------------------------
                                 (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                        ---

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended June 30, 1998 were $8,962,000.

     The aggregate market value of the voting shares held by non-affiliates of the issuer as of September 9, 1998, computed by reference to the price at which common shares last traded, was $3,487,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

     208,500 of the issuer's common shares were issued and outstanding on September 9, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The following sections of the Towne Financial Corporation Annual Report to Shareholders for the year ended June 30, 1998 are incorporated by reference into Part II of this Form 10-KSB:

     1. Market for Towne Financial's Common Shares and Related Security Holder Matters;

     2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

     3.   Consolidated Financial Statements.

     The following sections of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Towne Financial Corporation are incorporated by reference into Part III of this Form 10-KSB:

     1.   Election of Directors;

     2.   Executive Officers Who Are Not Directors;

     3.   Executive Compensation;

     4.   Voting Securities; and

     5.   Certain Transactions.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                   -----   -----

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Towne Financial Corporation ("Towne Financial", or the "Corporation"), an Ohio corporation incorporated under the laws of the State of Ohio on August 20, 1991, is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of The Blue Ash Building and Loan Company ("Blue Ash", or the "Company"), a savings and loan association incorporated under the laws of the State of Ohio. On May 1, 1992, Towne Financial acquired all of the common shares issued by Blue Ash upon its conversion from a mutual savings and loan association to a stock savings and loan association (the "Conversion"). In connection with the Conversion, the Corporation issued and sold 207,000 shares of its common stock, par value $1.00 per share ("Common Shares"), at a price of $10.00 per share. At June 30, 1998, on an unconsolidated basis, Towne Financial had no significant assets other than the capital stock of Blue Ash and had no significant liabilities. Future references to the Corporation or the Company are utilized herein as the context requires.


     Serving the Cincinnati, Ohio, area since 1908, Blue Ash conducts business from its main office at 4811 Cooper Road in Blue Ash, Ohio, and from three full-service branch offices located in Mason, Amelia and Cherry Grove. Specifically, Blue Ash's primary market areas are considered to be the northeastern and eastern areas of Cincinnati, Ohio. Additionally, during fiscal 1998, Blue Ash began aggressively marketing its lending products and services to the areas of Northern Kentucky and the western portions of the City of Cincinnati with the hiring of two new loan officers to specifically concentrate on servicing those areas. At June 30, 1998, Blue Ash had total assets of $117.8 million, deposits of $95.0 million and shareholders' equity of $8.7 million.

     Blue Ash's overall operating philosophy has evolved from the fundamental goal of providing affordable home ownership for the communities it serves and providing a safe, competitive return for its depositors. As a community-oriented association, Blue Ash offers a wide range of retail banking services to residents of the greater Cincinnati area through all of its offices. Blue Ash provides ATM drive-up services through the Jeanie network at its main office in Blue Ash and branch offices in Cherry Grove and Mason. Blue Ash also offers a Visa credit card program to its customers in conjunction with another financial institution and provides its customers with "checkless" debit card services as an alternative to writing checks for day-to-day purchases of goods and services. During fiscal 1997, Blue Ash introduced a new "free checking" account program for its Mason office in order to attract new customers and to lower cost of funds on new deposits. This "free checking" program was extended to all offices in fiscal 1998. The ability of Blue Ash to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Blue Ash competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, convenient branch locations with inter-branch deposit and withdrawal privileges and 24-hour ATM drive-up services.


     Blue Ash is principally engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to originate first mortgage loans secured by one-to-four family residential real estate located in Blue Ash's lending area. Blue Ash also originates loans for the construction of one-to-four family residential real estate, loans secured by multi-family (over four units) real estate, nonresidential real estate, land, home equity line of credit loans secured by residential real estate, passbook and secured consumer loans. Blue Ash also invests in U.S. government and agency obligations, corporate debt securities, municipal obligations, interest-bearing deposits and certificates of deposit in other financial institutions, federal funds sold, government guaranteed mortgage-backed and related securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, borrowings and loan and mortgage-backed securities repayments. Blue Ash's revenues are primarily derived from interest income on real estate loans, interest income on mortgage-backed and related securities, gain on sale of loans in the secondary market and, to a lesser extent, interest income on investments and interest-bearing deposits, servicing fee income on loans sold, fees from lending and deposit activities and gain on sale of real estate acquired through foreclosure and other assets. Blue Ash's most significant expenses are interest on deposits and borrowings and administrative expenses related to personnel, occupancy and equipment, federal deposit insurance premiums, data processing services, franchise taxes, advertising and federal income taxes.

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

     As a savings and loan association incorporated under the laws of the State of Ohio, Blue Ash is subject to comprehensive regulation, supervision and examination by the OTS, the Federal Deposit Insurance Corporation (the "FDIC") and the Ohio Department of Commerce, Division of Financial Institutions (the "Division"). Deposits in Blue Ash are insured up to the applicable limits by the Savings Association Insurance Fund (the "SAIF") of the FDIC. Blue Ash is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB"), which is one of the 12 regional banks comprising the FHLB system. Blue Ash is further subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves required to be maintained against certain deposits and other matters. The business and regulation of Blue Ash are also subject to legislative changes from time to time. See "Regulation."


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


Selected consolidated financial
condition and other data:                               At June 30,
                                   ---------------------------------------------------
                                     1998       1997       1996        1995      1994
                                   --------   --------    -------    -------   -------
                                                (Dollars in thousands)
Total Amount of:
     Assets                        $117,790   $102,558    $92,214    $79,484   $69,405
     Interest-bearing deposits(1)     5,485      1,613      2,756      2,477     1,367
     Investment securities
     designated as available for
     sale - at market                   809        ---        ---        ---       ---
     Investment securities held to
     maturity - at amortized cost       809      1,399      1,300        500     1,228
     Mortgage-backed securities
     designated as available
     for sale - at market            18,354     15,269     15,680     11,803     8,959
     Mortgage-backed securities
     held to maturity - at
     amortized cost                  14,641     11,463     11,948     13,173    14,607
     Loans receivable - net(2)       72,358     66,817     55,071     45,783    38,771
     Deposits                        94,988     81,794     75,618     59,784    52,031
     Advances from the Federal
     Home Loan Bank                  12,674     12,000      8,424      8,318    10,000
     Obligations for securities
     sold under agreements to
     repurchase                         ---        ---        ---      3,504       ---
     Shareholders' equity - net,
     restricted(3)                    8,663      7,638      7,157      6,883     6,357

Number of:
     Real estate loans
     outstanding(4)(5)                1,007        960        853        749       644
Deposit accounts                      8,198      7,521      7,609      6,772     6,239
     Full-service offices                 4          4          4          4         3

_________________________
Footnotes on page 8.

                                                  Year ended June 30,
                                    ----------------------------------------------
Summary of earnings:                 1998      1997      1996      1995      1994
                                    ------    ------    ------    ------    ------
                                        (In thousands, except per share data)

     Interest income                $8,462    $7,192    $6,410    $5,090    $4,564
     Interest expense                5,396     4,461     4,063     2,859     2,593
                                    ------    ------    ------    ------    ------
     Net interest income             3,066     2,731     2,347     2,231     1,971

     Provision for losses on loans      24        18        11       ---        30
                                    ------    ------    ------    ------    ------
     Net interest income after
     provision for losses on loans   3,042     2,713     2,336     2,231     1,941
     Other income                      500       212       470       262       207
     General, administrative and
     other expense                   2,108     2,359     2,001     1,873     1,673
                                    ------    ------    ------    ------    ------
     Earnings before federal income
     taxes and cumulative effect of
     changes in accounting methods   1,434       566       805       620       475
     Federal income taxes              496       201       284       229       142
                                    ------    ------    ------    ------    ------
     Earnings before cumulative
     effect of changes in
     accounting methods                938       365       521       391       333
     Cumulative effect of changes
     in accounting methods(6)          ---       ---       ---       ---       299
                                    ------    ------    ------    ------    ------
Net earnings                        $  938    $  365    $  521    $  391    $  632
                                    ======    ======    ======    ======    ======
Basic earnings per share(7):
     Earnings before cumulative
     effect of changes in
     accounting methods             $ 4.50    $ 1.75    $ 2.51    $ 1.89    $ 1.61
     Cumulative effect of changes
     in accounting methods             ---       ---       ---       ---      1.44
                                    ------    ------    ------    ------    ------
     Net earnings                   $ 4.50    $ 1.75    $ 2.51    $ 1.89    $ 3.05
                                    ======    ======    ======    ======    ======
Diluted earnings per share(7):
     Earnings before cumulative
     effect of changes in
     accounting methods             $ 4.28    $ 1.69    $ 2.44    $ 1.86    $ 1.61
     Cumulative effect of changes
     in accounting methods             ---       ---       ---       ---      1.44
                                    ------    ------    ------    ------    ------
     Net earnings                   $ 4.28    $ 1.69    $ 2.44    $ 1.86    $ 3.05
                                    ======    ======    ======    ======    ======

_________________________
Footnotes on page 8.

(1) Includes federal funds sold, interest-bearing deposits in other financial institutions, certificates of deposit in other financial institutions and Federal Home Loan Bank stock.

(2) Includes loans held for sale, which are recorded at the lower of cost or market value.

(3) See Notes I and K of Notes to Consolidated Financial Statements regarding restrictions on equity.

(4)  Includes home equity line of credit loans.

(5) Whole mortgage loans serviced by Blue Ash and sold in the secondary market are not included.

(6)  Includes cumulative effect of changes in accounting for income taxes
     (SFAS No. 109) and investments in certain debt and equity securities (SFAS No. 115).

(7) All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires institutions to present basic earnings per share and, if applicable, diluted earnings per share, respectively. Effective during the year ended June 30, 1998, the Corporation began presenting earnings per share pursuant to the provisions of SFAS No. 128. All earnings per share data relating to prior years have been restated to conform to the provisions of the Statement. For additional information, see Note A-13 of Notes to Consolidated Financial Statements.

                                          At or for the Year ended June 30,
                                       ----------------------------------------
Selected Financial Ratios(1):          1998     1997     1996     1995     1994
                                       ----     ----     ----    -----     ----
Interest rate spread(2):
     Average during year               2.68%    2.80%    2.66%    3.16%    2.72%
     End of year                       2.48     2.75     2.52     2.73     2.91
Net yield on average
     interest-earning assets           2.89     2.99     2.86     3.30     2.85
Average interest-earning assets
     as a percentage of average
     interest-bearing liabilities    104.06   103.86   104.04   103.21   103.58
Return on equity (net earnings
     divided by average equity)(3)    11.54     4.99     7.28     6.02    10.42
Return on assets (net earnings
     divided by average total
     assets)(3)                        0.84     0.38     0.60     0.54     0.85
Equity-to-assets ratio (average
     equity divided by average
     total assets)                     7.27     7.57     8.19     8.89     8.18
Allowance for loan losses as a
     percentage of non-performing
     loans at end of year             29.83    60.55    34.22    72.85    36.85
Allowance for loan losses as a
     percentage of total loans at
     end of year                       0.36     0.37     0.42     0.48     0.57
Non-performing loans as a
     percentage of total loans
     at end of year(4)                 1.22     0.60     1.23     0.66     1.54
Non-performing assets as a
     percentage of total assets
     at end of year(4)                 0.75     0.39     0.73     0.38     1.10
General, administrative and other
     expense as a percentage of
     average total assets(3)           1.88     2.44     2.29     2.56     2.26
Overhead efficiency ratio(3)(5)       59.51    80.65    71.31    75.13    77.89

_________________________

(1) With the exception of end of year ratios, all ratios are based on average monthly balances during the years presented.

(2) Interest rate spread represents the difference between the weighted-average yield earned on interest-earning assets and the weighted-average rate paid on interest-bearing liabilities.

(3) Before consideration of the non-recurring charge incurred in fiscal 1997 for the SAIF recapitalization assessment, the ratios set forth above would have been as follows for the year ended June 30, 1997:

     Return on equity                    8.29%
     Return on assets                    0.63%
     General, administrative and other
       expense as a percentage of
       average total assets              2.06%
     Overhead efficiency ratio          68.14%

(4) Non-performing loans consist of nonaccrual loans and accruing loans that are contractually past due 90 days or more, and non-performing assets consist of non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.

(5) The overhead efficiency ratio is equal to general, administrative and other expense as a percentage of the sum of net interest income after provision for losses on loans and other income.

LENDING ACTIVITIES

     GENERAL. The primary source of revenue to Blue Ash is interest and fee income derived from its lending activities. Blue Ash's primary lending activity is the origination, for the portfolio, of conventional first mortgage loans for the purchase or refinancing of residential real property secured by one-to-four family homes located in Blue Ash's lending area. Depending on certain interest rate risk considerations and the level of interest rates, in general, and whether the rates on these loans are fixed-rate, Blue Ash may sell such loans in the secondary market. Loans for the construction of one-to-four family homes, mortgage loans on multi-family properties containing five units or more, nonresidential properties, and secured home equity line of credit loans, are also offered by Blue Ash. Blue Ash has not originated for its portfolio any loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration; however, Blue Ash is a correspondent lender of Federal Housing Administration loans. Blue Ash originates and processes loans insured by the Federal Housing Administration for a local mortgage company, which, in turn, underwrites, closes and services the loans. During fiscal 1998, Blue Ash was approved by the Housing Urban Development as a direct-endorsed lender to originate Federal Housing Administration loans. From time to time, Blue Ash has also acted as a correspondent lender of nonconforming loans. Blue Ash originates and processes loans that are not in conformity with its current lending and underwriting standards for a local mortgage company, which, in turn, underwrites, closes and services the loans. In addition to mortgage lending, Blue Ash makes a limited amount of consumer loans, including loans secured by deposit accounts and automobile loans, to its employees. To a lesser extent, to diversify its portfolio, Blue Ash from time to time purchases residential and other loans from other lending institutions.

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

                                                             At June 30,
                                        --------------------------------------------------------
                                              1998                1997               1996
                                        -----------------   -----------------   ----------------
                                                 Percent             Percent           Percent
                                                 of total            of total          of total
                                         Amount   loans      Amount   loans     Amount  loans
                                         ------  ---------   ------   --------  ------  --------
                                                         (Dollars in thousands)
Type of loan:
     Residential real estate:
     Construction                       $ 3,802     5.3%    $ 2,277     3.4%     $ 2,512     4.6%
     1-4 family and multi-family(1)      59,512    82.2      55,257    82.7       42,739    77.6
     Nonresidential real estate(2)       10,797    14.9      10,437    15.6       11,561    21.0
     Land                                   659     0.9         631     1.0          884     1.6
     Deposit account(3)                     111     0.2         250     0.4           96     0.2
     Consumer and other                      84     0.1           3      --            8      --
                                        -------   -----     -------   -----      -------   -----

     Total loans (before net items)      74,965   103.6      68,855   103.1       57,800   105.0

Less:
     Undisbursed portion of
     loans in process                    (2,186)   (3.0)     (1,632)   (2.5)      (2,341)   (4.3)
     Deferred loan origination
     fees                                  (157)   (0.2)       (162)   (0.2)        (157)   (0.3)
     Allowance for loan losses             (264)   (0.4)       (244)   (0.4)        (231)   (0.4)
                                        -------   -----     -------   -----      -------   -----
     Total loans - net(4)               $72,358   100.0%    $66,817   100.0%     $55,071   100.0%
                                        =======   =====     =======   =====      =======   =====
Type of security:
     Residential real estate
     1-4 family                         $59,099    81.7%    $54,525    81.6%     $42,318    76.9%
     Other dwelling units                 4,215     5.8       3,009     4.5        2,933     5.3
     Nonresidential real estate          10,797    14.9      10,437    15.6       11,561    21.0
     Land                                   659     0.9         631     1.0          884     1.6
     Deposit account                        111     0.2         250     0.4           96     0.2
     Other                                   84     0.1           3      --            8      --
                                        -------   -----     -------   -----      -------   -----
     Total loans (before net items)      74,965   103.6      68,855   103.1       57,800   105.0

Less:
     Undisbursed portion of
     loans in process                    (2,186)   (3.0)     (1,632)   (2.5)      (2,341)   (4.3)
     Deferred loan origination
     fees                                  (157)   (0.2)       (162)   (0.2)        (157)   (0.3)
     Allowance for loan losses             (264)   (0.4)       (244)   (0.4)        (231)   (0.4)
                                        -------   -----     -------   -----      -------   -----
     Total loans - net(4)               $72,358   100.0%    $66,817   100.0%     $55,071   100.0%
                                        =======   =====     =======   =====      =======   =====

_____________________________

(1) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans and second mortgage loans.
(2)  Includes second mortgage loans.
(3) Loans have interest rates that adjust in accordance with the rates paid on Blue Ash's deposit accounts.
(4) Includes loans held for sale of $882,000 and $1.9 million at June 30, 1998 and 1996, respectively, which are recorded at the lower of cost or market value. There were no loans identified as held for sale at June 30, 1997.

     LOANS. The following table sets forth certain information as of June 30, 1998, regarding the dollar amount of loans maturing in Blue Ash's portfolio, including loans held for sale, based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The table as presented takes into account normal amortization of Blue Ash's loan portfolio and does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                               Due during the year ending      Due 3-5   Due 5-10   Due 10-20    Due 20 or
                                       June 30,                 years      years      years     more years
                              ----------------------------      after      after      after        after
                                1999      2000       2001      6/30/98    6/30/98    6/30/98      6/30/98     Total
                              -------    ------     ------     -------   --------   ---------   ----------   -------
                                                                   (In thousands)
Mortgage loans(1)(2):
One-to-four family
 residential(3)(4):
Adjustable                     $  265    $  710     $  771      $1,762    $ 3,905     $ 9,777     $ 4,452    $21,642
Fixed                             592       639        689       1,420      4,616      11,572      15,854     35,382
Multi-family
 residential:
Adjustable                         65        68         74         174        534       1,672         970      3,557
Fixed                             232        41         18          37         --          --          --        328
Nonresidential:
Adjustable                        632       344        370         822      2,079       5,093       1,090     10,430
Fixed                              10        11         11          28         88          30          --        178
Land:
Adjustable                        243       254         95          --         --          --          --        592
Fixed                               9        10         11          24         --          --          --         54
Nonmortgage loans:
Deposit account loans             111        --         --          --         --          --          --        111
Consumer and other                 84        --         --          --         --          --          --         84
                               ------    ------     ------      ------    -------     -------     -------    -------
 Total loans-net               $2,243    $2,077     $2,039      $4,267    $11,222     $28,144     $22,366    $72,358
                               ======    ======     ======      ======    =======     =======     =======    =======

___________________________

(1) Amounts shown are net of unaccreted discounts on loans transferred to held for investment of $23,000, undisbursed portion of loans in process of $2,186,000, deferred loan origination fees of $157,000 and allowance for loan losses of $264,000.

(2)  Includes construction loans and second mortgage loans.

(3) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans.

(4) Includes loans held for sale, which are recorded at the lower of cost or market value.

     The following table sets forth the dollar amount of all loans, after net items, due after one year from June 30, 1998, which have predetermined interest rates or floating or adjustable interest rates.


                                                             Floating or
                                           Predetermined      adjustable
                                               rates            rates
                                           -------------     ------------
                                                  (In thousands)
     Mortgage loans(1)(2):
     One-to-four family residential           $34,790           $21,377
     Multi-family residential                      96             3,492
     Nonresidential                               168             9,798
     Land                                          45               349
                                              -------           -------
     Total loans-net                          $35,099           $35,016
                                              =======           =======

______________________________

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


     LOAN CONCENTRATIONS. Blue Ash's primary lending activity is the origination of first mortgage loans to enable borrowers to purchase or refinance residential real property in its lending area. Blue Ash's lending area is defined as Hamilton, Clermont, Butler, Warren and Brown Counties in Southwestern Ohio; Dearborn County in Southeastern Indiana; and Kenton, Campbell, Boone and Grant Counties in Northern Kentucky. Blue Ash's lending efforts have historically focused on one-to-four family residential and multi-family residential real estate loans, which comprised approximately $60.9 million, or 84%, of the total loan portfolio, including loans held for sale, at June 30, 1998 and $55.7 million, or 83%, of the total loan portfolio, including loans held for sale, at June 30, 1997. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has provided Blue Ash with more than adequate collateral coverage in the event of default. Nevertheless, Blue Ash, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its lending area, thereby impairing collateral values. However, management is of the belief that residential real estate values in Blue Ash's lending area are presently stable. At June 30, 1998, virtually all of Blue Ash's residential real estate loans consisted of "conventional" loans, which means that they are not insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.

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


     OTS regulations limit the amount which Blue Ash may lend in relationship to the appraised value of the real estate and improvements at the time of loan origination. In accordance with such regulations, Blue Ash is permitted to lend up to 100% of the appraised value of the real property securing a loan (the ratio of the principal amount of the loan to the appraised value of the property securing the loan is referred to as the "loan-to-value ratio" or "LTV"). However, as a matter of policy, Blue Ash generally does not make conventional loans with loan-to-value ratios exceeding 80% and makes loans with loan-to-value ratios in excess of 80% only when secured by first liens on owner-occupied one-unit residences. On loans with loan-to-value ratios in excess of 80%, Blue Ash generally requires that private mortgage insurance ("PMI") be obtained, with coverage of 25%-33% of the appraised value of the property. In rare cases where the LTV is over 80% but less than 90%, the PMI requirement can be waived if the borrower is strong financially, the credit history is exceptional and the property securing the mortgage loan is in excellent condition. Loans with loan-to-value ratios in excess of 80% are generally required to have a mortgage escrow account from which disbursements are made for real estate taxes, hazard and flood insurance, and PMI. Additionally, Blue Ash originates under very specific guidelines, fixed-rate second mortgage loans and home equity line of credit loans with LTVs over 80% but less than 90% on owner-occupied single-family residences without the requirement of PMI. The loan amount on these loans are limited to $25,000 and the properties securing these loans must be in very good condition, the borrowers' credit history must be perfect over the past two years, the borrowers must have good job stability and the borrowers must have an established savings pattern.

     Adjustable-rate mortgage loans ("ARMs") are offered by Blue Ash for terms of up to 30 years for one-to-four family owner-occupied and nonowner-occupied properties. During fiscal 1996, Blue Ash increased its term to maturity from 25 years to 30 years on loans secured by nonowner-occupied one-to-four family properties. The interest rate adjustment periods on the ARMs are either one-year, two-year, three-year, or one-year following an initial rate set for three-years or five-years. The interest rate adjustments on all the ARMs presently originated by Blue Ash are tied to changes in the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year as made available by the Board of Governors of the Federal Reserve System (the "Index"). The interest rate for the ARM period is increased or decreased by the amount of change in the Index between the date the interest rate was set and the date of the ARM adjustment rounded to the nearest one-eighth of one percent. Rate adjustments are computed by adding a stated margin (between 2.75% and 3.50% at June 30, 1998 for single-family owner-occupied property and between 3.25% - 3.75% on nonowner-occupied one-to-four family property at June 30, 1998) to the Index. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. Blue Ash also offers a "convertible" one-year ARM loan which is secured by either one or two-family owner-occupied property. This convertible ARM is similar to the standard one-year ARM in all features, except that the borrower under the one-year "convertible" ARM has the option to convert it to a fixed-rate mortgage loan any time after the first payment is made up to five years after the origination date. The stated margin on the "convertible" one-year ARM is 3.25% at June 30, 1998, which differs from the stated margin of 2.75% on the standard one-year ARM at June 30, 1998.


     Blue Ash offers ARMs with initial rates lower than the sum of the Index plus the margin ("introductory" rates), determined by Blue Ash based on various factors, including market conditions and competitive rates for loans having similar features offered by other lenders for such initial periods. The initial rate is also dependent, in part, on how often the rate can be adjusted. The initial interest rates on Blue Ash's one or two-family owner-occupied
ARMs, assuming an origination fee of 1% of the loan amount charged, ranged from 6.13% to 7.88% per annum at June 30, 1998. The initial interest rates on Blue Ash's nonowner-occupied one-to-four family investment ARMs, assuming a 1% origination fee, ranged from 7.75% to 8.25% per annum at June 30, 1998. Further, the initial interest rate offered on the one-year "convertible" ARM was 6.00% per annum at June 30, 1998 with no origination fees. Such

ARM loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Blue Ash's underwriting of such loans. At June 30, 1998, Blue Ash offered initial interest rates on the ARMs it originates that were 0.63% to 2.00% below the rate that would be indicated by reference to the repricing formula. On the "convertible" one-year ARM, the introductory rate was 2.63% below the fully-indexed rate at June 30, 1998. Blue Ash's delinquency experience on its ARMs has generally been satisfactory to date. In addition, the loans in Blue Ash's portfolio generally contain a due on sale clause, and Blue Ash does not generally permit ARMs to be assumed by borrowers. Blue Ash does not offer ARMs with negative amortization and the terms and conditions of the ARMs offered by Blue Ash, including the index for interest rates, may vary from time to time.

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

     Blue Ash originates ARMs secured by junior mortgages on residential properties of single-family units with maturities of up to 10 years. The ARMs are adjusted monthly to a rate typically equal to either zero, 100, 200 or 250 basis points above the "bank prime loan" rate as reported in The Wall Street Journal. The maximum total loan-to-value ratio, taking into account all liens on the security property, for second mortgage adjustable-rate loans secured by owner-occupied residential properties of single-family units is generally 80%, although Blue Ash may lend up to 95% under certain circumstances. Blue Ash originated approximately $1.6 million in adjustable-rate second mortgage loans during the year ended June 30, 1998, and such loans outstanding of $2.0 million represented 2.8% of total net loans, including loans held for sale, at June 30, 1998.

     Blue Ash's total adjustable-rate one-to-four family residential real estate loan portfolio was approximately $21.6 million at June 30, 1998, and represented 38.0% of the one-to-four family residential real estate loan portfolio at such date. In addition, Blue Ash had outstanding commitments to fund $198,000 in one-to-four family ARMs at interest rates ranging from 8.50% to 11.00% at June 30, 1998.


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

     In reviewing its asset and liability mix as well as the interest rate sensitivity to such assets and liabilities during fiscal 1996, Blue Ash changed its strategy from that initially adopted in 1991 with respect to fixed-rate mortgage loans. Instead of originating for sale all residential fixed-rate loans, management elected to portfolio fixed-rate loans subject to certain interest rate risk limitations. Such a strategy adopted by Blue Ash was predicated upon its positive gap position in fiscal 1996 and its primary objective of maximizing net interest income rather than strictly matching the interest rate sensitivity of its assets and liabilities, so as to increase its interest rate spread and core earnings. Management chose to sell fewer loans because the interest rate environment made holding loans in Blue Ash's portfolio and funding lending activities through net deposit inflows more beneficial. It was management's belief that Blue Ash could retain a greater percentage of fixed-rate loans in the portfolio without subjecting Blue Ash to an inordinate amount of interest rate risk exposure attendant with holding fixed-rate loans in the portfolio. As a result of this change in strategy and absent a declining interest rate environment, secondary market activities were limited in fiscal 1997. This strategy change in originating fixed-rate mortgage loans during fiscal 1996 was carried over into fiscal 1997 and was consistent with Blue Ash's long-term goals and objectives of continued growth and increased profitability. In addition, this change in strategy gave Blue Ash the added flexibility of originating loans for sale or retaining them in the portfolio depending upon interest rate and market conditions and asset and liability management goals.

     During fiscal 1998, however, as interest rates on mortgage loans steadily declined, Blue Ash reemphasized the origination of loans for the secondary market as the demand for low fixed-rate mortgage loans intensified within Blue Ash's lending area. When interest rates are at historically low levels, minimizing interest rate risk exposure, effecting changes in its asset and liability mix and generating income from sale of loans become more important than strictly growing the loan portfolio through the retention of all loans. If interest rates remain at low levels, selling residential mortgage loans in the secondary market will continue to be a part of Blue Ash's future plans, as this practice will enable Blue Ash to enhance the management of its liquidity position as well as monitoring its exposure to interest rate risk.

     Fixed-rate mortgage loans, which are eligible for resale in the secondary market, were offered by Blue Ash with terms to maturity of 30 years at interest rates of 7.38% - 7.88%, 20 years at interest rates of 7.25% - 7.75% and 15 years at interest rates of 7.00% - 7.50% at June 30, 1998. Fixed rate mortgage loans originated for retention in the loan portfolio were offered by Blue Ash with terms to maturity of 30 years at interest rates of 8.00% - 8.38%, 20 years at interest rates of 7.88% - 8.25% and 15 years at interest rates of 7.75% - 8.00%. Substantially all of the fixed-rate mortgage loans in Blue Ash's loan portfolio contain a due-on-sale clause providing that Blue Ash may declare the unpaid amount due and payable upon the sale of or transfer of any interest in the property securing the loan. Blue Ash enforces these due-on-sale clauses to the extent permitted by law. Fixed-rate loans secured by one-to-four family residential real estate loans, amounting to $35.4 million, constituted 62.0% of Blue Ash's loan portfolio for these types of loans at June 30, 1998. Blue Ash had outstanding commitments of $1.6 million to fund fixed-rate mortgage loans at rates ranging from 7.00% to 8.88% at June 30, 1998, of which the majority were subsequently disbursed in July 1998.

     Blue Ash's one-to-four family residential real estate loan portfolio, which includes loans held for sale, construction loans and home equity line of credit loans, was approximately $57.0 million at June 30, 1998, and represented 78.8% of total net loans at such date. At such date, loans secured by one-to-four family residential real estate with outstanding balances of $1.3 million, or 2.3% of the total one-to-four family residential real estate loan balance, were delinquent 30 days or more. See "Delinquent Loans, Non-performing Assets and Classified Assets."


     MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one-to-four family properties, Blue Ash makes loans secured by multi-family properties (generally apartment buildings) containing over four units. Multi-family loans were generally made with terms to maturity of up to 20 years. During fiscal 1997, however, Blue Ash changed its terms on originating multi-family loans by offering them with terms to maturity of up to 25 years and a 30-year amortization period. Such loans are currently made with both adjustable interest rates and fixed interest rates. Multi-family loans are limited to an 80% loan-to-value ratio and secondary financing is permitted by the seller up to 10% of the purchase price of the property. A subordination agreement has to be signed and the project must support both loans with a positive cash flow. The interest rate adjustment periods offered on adjustable-rate multi-family unit loans are generally one-year or three-year, and are tied to the one-year and three-year Treasury Securities' rates, respectively. Blue Ash also offers a ten-year/one-year adjustable-rate loan that adjusts every year following an initial rate set for ten years. This ARM is initially tied to the ten-year U.S. Treasury index and then the one-year U.S. Treasury index at each adjustment date thereafter. Rate adjustments are computed by adding a stated margin, typically 3.50%, to the Index. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on Blue Ash's ARMs for multi-family mortgages is generally 2.0%, with a lifetime interest rate cap of 6.0%. The ten-year/one-year ARM has no periodic interest rate cap and a lifetime interest rate cap of 6.0%. During fiscal 1998, Blue Ash began offering fixed-rate multi-family loans with terms to maturity of 15 years and an amortization period of 20 years. The interest rate being offered on this new loan program was 8.75% at June 30, 1998, with loan origination fees of 2% of the loan amount being charged.

     Multi-family lending is generally viewed as exposing the lender to a greater risk than one-to-four family residential lending. Such loans typically involve higher loan principal amounts and repayment of the loans generally is dependent, in large part, on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside the control of the borrower or lender, such as rent control laws, which impact the future cash flow of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family residential lending. Blue Ash believes that its experience in making multi-family residential loans and its loan underwriting criteria are factors in reducing Blue Ash's exposure to such credit risk. Blue Ash generally requires that the property securing the loan generate a positive cash flow after giving effect to debt service and other expenses. Blue Ash's underwriting criteria include: an evaluation of the reputation of the borrower; the amount of the borrower's equity in the project; sales and leasing information and projections; and cash flow projections. Blue Ash also attempts to reduce the risk associated with multi-family lending by obtaining personal guarantees on loans made to corporations and partnerships, and where deemed necessary, Blue Ash obtains additional collateral. In addition, Blue Ash currently requires that borrowers agree to submit financial statements annually to enable Blue Ash to monitor these loans more effectively.


     At June 30, 1998, Blue Ash had $3.9 million in outstanding multi-family residential real estate loans representing 5.4% of total net loans at that date. Regarding the multi-family real estate portfolio, there were two loans totaling $1.3 million at June 30, 1998 which had balances of $500,000 or more. Blue Ash's multi-family real estate consist primarily of loans secured by apartment buildings which are primarily located in its lending area.
Generally, these apartment buildings are small with an average of 6 to 12 units. However, occasionally, the loans are secured by larger developments. Blue Ash's largest multi-family real estate loan, which is a participation loan that is serviced by another financial institution, amounted to $660,000 at June 30, 1998 and was secured by a 49-unit apartment complex. Blue Ash's second largest multi-family real estate loan amounted to $595,000 at June 30, 1998 and was secured by a 48-unit apartment complex. The secured property on both of these loans are located in Blue Ash's lending area and both were performing according to their original loan terms at June 30, 1998. The real estate securing all multi-family loans is located in Blue Ash's primary lending area of Southwestern Ohio. Blue Ash had total commitments outstanding to originate $252,000 in multi-family residential loans at June 30, 1998. Such commitments consisted solely of one adjustable-rate loan at an initial rate of 8.75%, secured by a 10-unit apartment building. At June 30, 1998 there were no loans secured by multi-family residential real estate that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

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

     Construction loans to individuals for their residences are typically structured to be converted to permanent loans at the end of the construction phase, which normally runs six months. These construction loans have rates and terms which match any one-to-four family loan offered by Blue Ash, except that during the construction phase the borrower pays interest only. Loan origination fees of 1% are typically charged. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. The majority of the construction loans originated by Blue Ash are made to owner-occupants for construction of single-family homes. At June 30, 1998, Blue Ash had $1.0 million of outstanding construction loans, net of undisbursed loans in process and deferred loan origination fees, to borrowers intending to live in the properties upon completion of construction. Of these construction loans to individual borrowers, there were no loans delinquent 30 days or more at June 30, 1998. See "Delinquent Loans, Non-Performing Assets and Classified Assets".

     Construction loans to builders of one-to-four family residences require the payment of interest only and typically have terms to maturity of 12 to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which float with changes in the specific prime rate. At June 30, 1998, such loans were being offered at an interest rate of 1% over the composite prime rate of 75% of the thirty largest U.S. banks, as reported by The Wall Street Journal. Loan origination fees of 1% are typically charged. At June 30, 1998, Blue Ash had $990,000 in construction loans, net of undisbursed loans in process and deferred loan origination fees, to builders of one-to-four family residences with no loans over $332,000. Of these residential loans to builders, there were no loans delinquent 30 days or more at June 30, 1998. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

     Blue Ash also makes loans to builders for the purpose of developing one-to-four family lots. These loans typically have terms of up to five years, with an amortization period of ten years and a maximum LTV of 75%. These loans are adjustable and the interest rates have been historically based on 2% over the specific prime rate. Loan origination fees of 2% are typically charged. The principal on these loans is typically paid down as lots are sold. At June 30, 1998, Blue Ash had no loans classified as development loans. However, Blue Ash had total outstanding commitments of approximately $565,000 to originate a land development loan at June 30, 1998 with an adjustable interest rate of the specified prime rate plus 1%. Finally, Blue Ash, from time to time, makes loans to individuals and builders for multi-family and nonresidential construction. At June 30, 1998, Blue Ash had two multi-family construction loans that were purchased from another financial institution with a net balance of $242,000, which were secured by various buildings within a large multi-building condominium project.

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


     NONRESIDENTIAL REAL ESTATE LOANS. In order to enhance portfolio yield and decrease the average term to repricing of its assets, Blue Ash also makes loans secured by nonresidential real estate consisting primarily of retail properties, warehouses, churches, office buildings and loans secured by a few special-purpose buildings. Such nonresidential loans are made with adjustable rates and fixed rates of interest and have terms to maturity of up to 25 years and a maximum LTV of 75%. During fiscal 1997, Blue Ash changed its terms regarding the origination of nonresidential real estate loans. Instead of originating such loans with terms to maturity of 20 years, Blue Ash extended the term to maturity to 25 years with a 30-year amortization period. The interest rate adjustment periods offered on adjustable-rate nonresidential loans are one-year, three-year and ten-year, and are tied to the one-year, three-year and ten-year Treasury Securities' rates, respectively. Rate adjustments are computed by adding a stated margin, typically 3.5%, to the Index. The periodic interest rate cap on Blue Ash's ARMs for nonresidential mortgages is generally 2.0%, with a lifetime interest rate cap of 6.0%. Blue Ash also has a ten-year/one-year ARM that adjusts every year after an initial ten-year rate set. This ARM is initially tied to the 10-year U.S. Treasury index and then the one-year U.S. Treasury index on each adjustment date thereafter. Unlike the one-year and three-year ARM, there is no periodic cap on the ten-year/one-year ARM. During fiscal 1998, Blue Ash began offering fixed-rate nonresidential loans with terms to maturity of 15 years and an amortization period of 20 years. The interest rate being offered on this new loan program was 8.75% at June 30, 1998, with loan origination fees of 2% of the loan amount typically charged.

     Nonresidential real estate lending is generally considered to involve a higher degree of risk then residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. Blue Ash generally requires that the property securing the loan generate a positive cash flow after giving effect to debt service and other expenses. Blue Ash has endeavored to reduce the risk in nonresidential lending by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. Blue Ash also reviews any tenant leases and requires that the payments under such leases be assigned to the Company. Blue Ash currently requires borrowers to agree to submit financial statements annually to allow Blue Ash to effectively monitor the loan. Additionally, Blue Ash's nonresidential loans are relatively small and are secured by small nonresidential properties which are frequently occupied by the borrower. Management believes that these types of nonresidential properties, especially in Blue Ash's lending area, have not been as depressed as in other regions of the country. Blue Ash follows strict underwriting guidelines before originating these types of loans, and Blue Ash does not originate such loans beyond its normal lending territory. Finally, unlike with multi-family lending, no secondary financing is permitted on nonresidential loans.

     Under OTS capital regulations, Blue Ash is required to maintain higher amounts of capital for nonresidential real estate loans as compared to qualifying residential mortgage loans, to reflect a perceived higher degree of credit risk associated with such assets. See "Regulation -- Regulatory Capital Requirements."

     Blue Ash is currently, and has in the past, been active in the origination of loans secured by nonresidential real estate properties. At June 30, 1998, nonresidential real estate loans outstanding totaled $10.6 million and represented 14.7% of the total net loan portfolio. This compared to $10.2 million in nonresidential real estate loans outstanding at June 30, 1997, or 15.3% of total net loans. The great majority of this nonresidential loan portfolio was created during fiscal 1994 and 1993 as a result of loan originations of $7.6 million and $6.6 million, respectively. Loan originations during fiscal 1998, 1997 and 1996 amounted to only $2.9 million, $2.3 million and $749,000, respectively, as Blue Ash was not as actively involved in such nonresidential lending to the same degree as fiscal 1994 and 1993. Blue Ash's largest nonresidential loan is secured by a wedding reception and banquet facility located in Mason, Ohio. Such loan had a net outstanding balance of $805,000 at June 30, 1998. Blue Ash's second largest nonresidential loan is secured by a warehouse/office structure located in Sharonville, Ohio. Such loan had a net outstanding balance of $715,000 at June 30, 1998. Blue Ash's third largest nonresidential real estate loan in the portfolio amounted to $687,000 at June 30, 1998 and was secured by six warehouse/storage buildings located in Fairfield, Ohio. All three of these loans are located in Blue Ash's lending area and were performing according to their original loan terms at June 30, 1998. Blue Ash had total outstanding commitments of approximately $71,000 to originate nonresidential real estate loans at June 30, 1998. Such commitments consisted solely of one adjustable-rate loan, secured by a one-story office building, with an interest rate of 8.75%. At June 30, 1998, Blue Ash had $55,000 in outstanding nonresidential loans that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

     LAND LOANS.  Blue Ash makes loans secured by unimproved real estate.
These land loans are originated as adjustable-rate loans for terms up to five years, with an amortization period of ten years and a maximum LTV of 75%. The interest rates on these loans are generally based on the specified prime rate as previously discussed plus 2%. At June 30, 1998, Blue Ash had $646,000, or 0.9% of total net loans, in outstanding land loans. At such date, Blue Ash had $75,000 in outstanding land loans that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."


     CONSUMER LOANS. Blue Ash makes consumer loans almost exclusively to depositors on the security of their deposit accounts. Such loans are made at adjustable rates of interest, and the principal amount of the loan cannot exceed 90% of the face value of the pledged deposit. Interest is due monthly or quarterly, and principal is due on demand. The interest rate on these loans is usually 2% above the rate paid on the amount used for collateral. Additionally, on a rare occasion, Blue Ash originates loans secured by actively-traded stock in public companies at 50% of the value of the stock and originates automobile loans solely to its employees at an adjustable rate of interest equal to the specified prime rate as previously discussed.

These automobile loans are not available to the directors or executive officers. At June 30, 1998, Blue Ash had approximately $111,000, or 0.2% of total net loans, invested in deposit loans to its customers and $84,000, or 0.1%, invested in stock loans.

     HOME EQUITY LINES OF CREDIT AND SECOND MORTGAGES. Blue Ash offers home equity line of credit loans. These are typically secured by second mortgages. The line of credit agreements currently being offered by Blue Ash provide that borrowers can obtain advances up to their credit limit for a period of ten years, and at that time, they must repay in full any outstanding balance. Home equity line of credit loans generally have interest rates which adjust monthly based on changes in the composite prime rate of 75% of the thirty largest U.S. banks, as reported by The Wall Street Journal. Blue Ash typically originates home equity line of credit loans based on a combined LTV of not more than 80% for the first mortgage and the line of credit. However, Blue Ash does offer home equity line of credit loans up to a total LTV of 90% based upon certain specified criteria, with a maximum loan amount of $25,000. In order to qualify for such terms, the property securing the loan has to be in very good condition and the borrower has to have good job stability, perfect credit history over the last two years and an established savings pattern. Additionally, second mortgage loans are originated for terms to maturity of up to ten years at fixed rates of interest. Such loans are secured by a second mortgage on the property which Blue Ash typically holds a first mortgage.

     During the year ended June 30, 1998, Blue Ash originated $2.2 million in home equity line of credit loans. The outstanding loan balance of such loans, totaling $2.6 million, represented 3.6% of the total net loans outstanding at June 30, 1998. At such date, home equity line of credit loans of $176,000 were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

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

     In the approval process for the loans it originates, Blue Ash assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. On ARM loans, Blue Ash currently qualifies the applicant based on his or her ability to repay the loan based on the fully-indexed rate, not the introductory rate. At June 30, 1998, Blue Ash's introductory ARM rates are approximately 63 to 263 basis points below the fully-indexed rates.

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


     LOAN ORIGINATIONS, PURCHASES AND SALES. During the past several years, Blue Ash has been actively originating new fixed-rate and adjustable-rate loans. Adjustable-rate loans originated by Blue Ash are generally held in Blue Ash's loan portfolio. Fixed-rate loans are originated in a manner which will facilitate their sale in the secondary market, even though Blue Ash might retain for the portfolio certain of these loans. In the early 1980's, Blue Ash originated mortgage loans only at adjustable rates. In the late 1980's, Blue Ash began originating a limited amount of fixed-rate mortgage loans, most of which it held in its portfolio.
In late 1991, Blue Ash commenced selling substantially all of its fixed-rate mortgage loans it had originated. During fiscal 1996, however, Blue Ash changed its strategy with respect to fixed-rate loans. Instead of originating for sale substantially all of its fixed-rate loans, Blue Ash elected to retain these loans for the portfolio subject to certain interest rate risk considerations. Such a change in strategy was due in part to Blue Ash's positive gap position in fiscal 1996 and was consistent with its long-term goals and objectives of continued growth and profitability. During fiscal 1998, however, Blue Ash reemphasized the origination of loans for sale in the secondary market as interest rates declined toward historical lows. When loans are sold, Blue Ash retains the responsibility for servicing the loans, and serviced $48.8 million, $41.6 million and $47.6 million of loans held by others at June 30, 1998, 1997 and 1996, respectively. Blue Ash receives servicing income of 0.25% to 0.38% per year on the principal balance of the loans it services.

     Blue Ash has generally not participated in loans originated by other institutions to a large extent. However, Blue Ash has in its portfolio participations originated and serviced by others totaling $1.5 million at June 30, 1998. Blue Ash will consider further participation in loans in the future if management deems it to be in the interest of Blue Ash.

     The following table presents Blue Ash's origination, purchase and sale activities with respect to its loans and mortgage-backed securities during the years indicated.

                                                 Year  ended  June 30,
                                               --------------------------
                                               1998       1997       1996
                                               ----       ----       ----
                                                     (In thousands)
     Loans originated:
     Construction                            $ 3,891    $ 2,509    $ 2,866
     1-to-4 family                            36,923     20,115     23,341
     Home equity lines of credit               2,158      2,578      1,387
     5 or more units                           1 604        530        505
     Nonresidential real estate                2,902      2,345        749
     Land                                         79        187        500
     Deposit account                             164        402         83
     Consumer and other                           84         --         12
                                             -------    -------    -------

     Total loans originated(1)               $47,805    $28,666    $29,443
                                             =======    =======    =======
     Loans and mortgage-backed
     securities purchased:
     Loans                                   $   671    $   258    $    49
     Insured, guaranteed or
     collateralized mortgage-backed
     securities(2)                            17,600      2,021     16,475
                                             -------    -------    -------
     Total loans and mortgage-
     backed securities purchased             $18,271    $ 2,279    $16,524
                                             =======    =======    =======
     Loans and mortgage-backed
     securities sold:
     Residential real estate loans           $17,674    $ 1,949    $ 8,201
     Nonresidential real estate loans          1,244         --         --
     Mortgage-backed securities(3)             8,884      1,148     10,803
                                             -------    -------    -------
     Total loans and mortgage-
     backed securities sold                  $27,802    $ 3,097    $19,004
                                             =======    =======    =======

___________

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

     Based upon such limits, Blue Ash was able to lend approximately $1.3 million to any one borrower at June 30, 1998. Blue Ash's five largest loans or groups of loans to one borrower, including related entities, aggregated $877,000, $817,000, $811,000, $721,000 and $692,000 at June 30, 1998. The
$877,000 loan concentration consisted of seven nonowner-occupied single-family residences and one land loan which are all concentrated within the same general local area. The $817,000 loan concentration consisted of one nonresidential property secured by a wedding reception and banquet facility in Blue Ash's lending area. The $811,000 loan concentration consisted of two nonowner-occupied single-family mortgage loans, one line of credit loan secured by a single-family nonowner-occupied residence and one line of credit loan secured by land in Blue Ash's lending area. All of Blue Ash's five largest loans or groups of loans were performing in accordance with their original loan terms at June 30, 1998 and all were located in Blue Ash's lending area.

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


     DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, Blue Ash attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly. For mortgage loans, a notice is mailed to the borrower after a payment is 15 days past due and a late penalty is assessed against the borrower at such time. After a payment is 30 days past due, the loan is scheduled for individual attention. Additional late notices are sent to the borrower followed by a telephone call, if necessary. After a payment is 60 days past due, Blue Ash sends the borrower a notice of default. Blue Ash then reviews the status of such loan more closely and, if appropriate, appraises the condition of the property and reviews the financial circumstances of the borrower. Based upon the results of any such investigation, Blue Ash may: (i) counsel the borrower to develop a repayment program for the collection of past due amounts; (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that he is attempting to sell; or (iii) request a deed-in-lieu of foreclosure. When a loan becomes delinquent more than 90 days, foreclosure proceedings or other proceedings, as necessary, are generally initiated to minimize any potential loss. This process may be accelerated for consumer borrowers or other borrowers if Blue Ash feels that acceleration may be warranted based on underlying circumstances. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies. If a foreclosure occurs, the real estate is sold at public sale and may be purchased by Blue Ash.

     Real estate acquired by Blue Ash as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold.
When property is acquired, at the date of acquisition, it is initially recorded at fair value establishing a new cost basis and any writedown or writeup resulting therefrom is charged or credited to the allowance for possible loan losses. After foreclosure, valuations are periodically performed by management and the real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated selling expenses. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. If the fair value of real estate acquired through foreclosure less estimated selling expenses subsequently increases and is greater than the carrying amount, the real estate valuation allowance is reduced to, but not below zero. Increases or decreases in the real estate valuation are charged or credited to income. Between the date a loan becomes delinquent and the date it is acquired by Blue Ash, all costs incurred in maintaining Blue Ash's interest in the property are capitalized in an amount which may not exceed the estimated fair value. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized in an amount which may not exceed the estimated fair value less the estimated disposition costs. At June 30, 1998, Blue Ash did not have any outstanding balance in real estate acquired through foreclosure.

     Under generally accepted accounting principles, Blue Ash is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Blue Ash, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that Blue Ash would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. Blue Ash did not have any loans which were classified as a troubled debt restructuring at June 30, 1998.


     Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Blue Ash does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. Blue Ash had $788,000, $377,000 and $541,000 of accruing loans delinquent more than 90 days as of June 30, 1998, 1997 and 1996, respectively.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated, in dollar amounts and as a percentage of each category of Blue Ash's loan portfolio. The amounts presented represent the recorded investment after deduction for specific valuation allowances of the related loans, rather than the actual payment amounts which are past due.


                                                              At June 30,
                            --------------------------------------------------------------------------------------------
                                      1998 (1)                     1997                              1996
                            ----------------------------   ----------------------------  -------------------------------
                                                Percent                         Percent                         Percent
                                                of total                        of total                        of total
                             Number  Amount(2)  loans(3)   Number    Amount(2)  loans(3)   Number   Amount(2)   loans(3)
                            -------  ---------  --------   ------    ---------  --------   ------   ---------   --------
                                                             (Dollars in thousands)
Loan delinquent for(4):
  30-59 days                    9     $  398      0.55%      14       $  526      0.79%      9       $  422       0.77%
  60-89 days                    3        156      0.22        8          564      0.84       8          309       0.56
  90 days and over             13        885      1.22        8          403      0.60      10          675       1.22
                               --     ------      ----       --       ------      ----      --       ------       ----
    Total delinquent loans     25     $1,439      1.99%      30       $1,493      2.23%     27       $1,406       2.55%
                               ==     ======      ====       ==       ======      ====      ==       ======       ====

__________________________________

(1) At June 30, 1998, delinquencies of 30 days or more include 18 one-to-four family residential loans with outstanding balances totaling $1,133,000, four home equity line of credit loans with outstanding balances totaling $176,000, two land loans with outstanding balances totaling $75,000 and one nonresidential loan with an outstanding balance totaling $55,000.

(2) Amounts shown are net of specific valuation allowances, undisbursed portion of loans in process and deferred loan origination fees.

(3) Includes loans held for sale, which are recorded at the lower of cost or market value.

(4) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.


     Blue Ash accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 amends SFAS Nos. 5 and 15 to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal on all loans when assessing the need for loan loss reserves. In October 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. SFAS No. 114, as amended by SFAS No. 118 as to certain income recognition provisions and financial statement disclosure requirements, is applicable to all creditors and to all loans that are individually and specifically evaluated for impairment, uncollateralized as well as collateralized, except those loans that are accounted for at fair value or the lower of cost or fair value. Under SFAS No. 114, a loan is considered impaired based on current information and events, if it is probable that Blue Ash will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.
At June 30, 1998 and 1997, Blue Ash had not identified any loans as being impaired under SFAS No. 114, nor were any loans so designated during the years ended June 30, 1998 and 1997.

     The following table sets forth information with respect to non-performing assets identified by Blue Ash, including nonaccrual loans, accruing loans delinquent 90 days or more, restructured loans, real estate acquired through foreclosure and total non-performing assets, at the dates indicated.


                                                     June 30,
                                            -------------------------
                                            1998       1997      1996
                                            ----       ----      ----
                                              (Dollars in thousands)
Accruing loans delinquent
     90 days or more                        $788       $377      $541

Loans accounted for on a
     nonaccrual basis:
     One-to-four family residential           97         26       134
     Nonresidential real estate               --         --        --
     Consumer and other                       --         --        --
                                            ----       ----      ----
Total nonaccrual loans                        97         26       134

Other non-performing assets                   --         --        --
                                            ----       ----      ----
Total non-performing assets                 $885       $403      $675
                                            ====       ====      ====
Total non-performing loans as
     a percentage of total loans            1.22%      0.60%     1.23%
                                            ====       ====      ====
Total non-performing assets as
     a percentage of total assets           0.75%      0.39%     0.73%
                                            ====       ====      ====
Specific loan loss allowance                $ --       $ --      $  5
General loan loss allowance
     (unallocated as to any
     specific loan type)                     264        244       226
                                            ----       ----      ----
Total loan loss allowance                   $264       $244      $231
                                            ====       ====      ====
Allowance for loan losses as a
     percentage of non-performing loans     29.8%      60.5%     34.2%
                                            ====       ====      ====
Allowance for loan losses as a
     percentage of non-performing assets    29.8%      60.5%     34.2%
                                            ====       ====      ====


Blue Ash's nonaccrual loans at June 30, 1998 consisted of two single-family residential loans with an aggregate book value, less specific valuation allowances, if any, of $97,000. Such residential real estate loans were located in Blue Ash's designated lending area. At June 30, 1998, accruing loans delinquent more than 90 days consisted of eleven loans totaling $788,000, of which nine loans totaling $713,000 consisted of single-family real estate and two loans of $75,000 consisted of land.

     During the years ended June 30, 1998, 1997 and 1996, interest income which would have been recognized if nonaccrual loans had performed pursuant to contractual terms totaled approximately $3,000, $1,000 and $4,000, respectively. At June 30, 1998, there are no loans which are not currently classified as nonaccrual, 90 days past due or restructured where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

     Generally, Blue Ash classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At June 30, 1998, Blue Ash's classified assets totaled $885,000, or 0.8% of total assets.

     The aggregate amounts of Blue Ash's classified assets at the dates indicated were as follows:

                                                    June 30,
                                           -------------------------
                                           1998       1997      1996
                                           ----       ----      ----
                                               (In thousands)
Classified assets:
     Special Mention                       $187       $ 75      $ --
     Substandard                            698        403       676
     Doubtful                                --         --        --
     Loss                                    --         --         5
                                           ----       ----      ----
     Total classified assets               $885       $478      $681
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

     ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio.
The allowance for loan losses is based on estimated net realizable values unless it is probable that loans will be foreclosed, in which case the allowance for loan losses is based on fair value. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of non-performing assets and classified loans, current and anticipated economic conditions in the designated lending area, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. The allowance is increased by provisions for losses on loans which are charged against income. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note A-6 of Notes to Consolidated Financial Statements.

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

     At June 30, 1998, 1997 and 1996, Blue Ash's allowance for loan losses totaled $264,000, $244,000 and $231,000, respectively, none of which was allocated to a particular type of loan at June 30, 1998 and 1997. At June 30, 1996, Blue Ash's allowance for loan losses was comprised of a general loan allowance totaling $226,000 and a specific loan loss allowance of $5,000.

     The following table sets forth an analysis of Blue Ash's allowance for loan losses and selected ratios for the years indicated.


                                       For the Year ended June 30,
                                       ---------------------------
                                       1998       1997        1996
                                       ----       ----        ----
                                        (Dollars in thousands)
Balance at beginning of year         $  244     $  231      $  220

Loans charged-off                        (4)        (5)         --
Recoveries                               --         --          --
Provision for losses on loans
     (charged to operations)             24         18          11
                                     ------     ------      ------
Balance at end of year               $  264     $  244      $  231
                                     ======     ======      ======
Ratio of net charge-offs to
     average loans outstanding during
     the year                            --%        --%         --%
                                     ======     ======      ======
Ratio of allowance for loan losses
     to nonaccrual loans              272.2%     938.5%      172.4%
                                     ======     ======      ======
Ratio of allowance for loan losses
     to total loans(1)                 0.36%      0.37%       0.42%
                                     ======     ======      ======

__________________________
(1) Includes loans held for sale, which are recorded at the lower of cost or market value.

     Blue Ash reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The increase of $20,000 in the allowance for loan losses during the year ended June 30, 1998 was attributed to the overall growth in the loan portfolio of 8.3%, which was coupled with the higher level of internally-classified assets at June 30, 1998. Blue Ash's internally-classified assets totaled approximately $885,000 at June 30, 1998, as compared to $478,000 at June 30, 1997. Management believed that existing loan loss allowances at June 30, 1998 were adequate to cover unforeseen loan losses based on the ongoing review of such internally-classified assets and other factors previously discussed.

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

     The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $227,150. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs. The SBA is an agency of the U.S. Government. The SBA issues participation certificates backed principally by commercial real estate and/or other business collateral. The SBA was established by the U.S. Congress with a mandate to increase the ability of small businesses to borrow money thereby expanding and increasing employment. The timely payment of principal and interest on SBA securities is guaranteed by the SBA and is backed by the full faith and credit of the U.S. Government.


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

     At June 30, 1998, $6.1 million, or 18.4%, of Blue Ash's mortgage-backed and related securities portfolio consisted of participation certificates. These securities represented 5.1% of Blue Ash's total assets. All of Blue Ash's participation certificates at June 30, 1998 were fully guaranteed as to principal and interest by the FHLMC, the FNMA, the GNMA and the SBA.

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

     Blue Ash's CMO/REMICs are predominately monthly adjustable-rate securities indexed primarily to the 11th district cost of funds ("COFI"). This lagging index has a close resemblance to the overall cost of funds of financial institutions and has historically provided attractive yields. Because of its lagging effect, COFI tends to be more attractive during periods of falling interest rates. The remaining adjustable-rate securities in Blue Ash's portfolio are indexed to either (i) the 10-year treasury ("CMT"), a long term index that tends to be more attractive during periods of a steepening yield curve, or (ii) the specified prime rate as previously discussed. During fiscal 1998, Blue Ash added short-term to intermediate-term fixed-rate CMO/REMICs to the securities portfolio as part of a portfolio realignment strategy to take advantage of a declining interest rate environment and yield spreads on fixed-rate securities at all time highs. At June 30, 1998, there were approximately $3.2 million in outstanding fixed-rate CMO/REMICs, of which $2.0 million were acquired during fiscal 1998.

     At June 30, 1998, $26.9 million, or 81.6%, of Blue Ash's mortgage-backed and related securities portfolio consisted of CMO/REMICS. Approximately $26.4 million, or 98.1%, of Blue Ash's CMO/REMIC's at June 30, 1998 were collateralized by loans which are insured or guaranteed directly, or indirectly, through mortgage-backed securities underlying the obligations by the FHLMC, the FNMA or the GNMA. The remaining 1.9% of the CMO/REMICs were privately insured by corporations and other financial institutions.

     At June 30, 1998, Blue Ash's CMO/REMICs, representing 22.9% of total assets, had a total market value of $26.9 million and amortized cost of $27.0 million. Although management believes this unrealized loss of $58,000, or 0.2% decline, to be temporary, a recovery to par value market prices is not anticipated until a period of sustained falling interest rates. During fiscal 1998, however, as market interest rates were declining toward historical lows, Blue Ash recognized a market value recovery on its CMO/REMICs of approximately $388,000, or 87.0%.

     The following table sets forth the purchases, sales, principal repayments and other activity of Blue Ash's mortgage-backed securities portfolio, including those designated as available for sale, for the years indicated.


                                                  Year ended June 30,
                                           --------------------------------
                                           1998           1997         1996
                                           ----           ----         ----
                                                   (In thousands)
Balance at beginning of year              $26,732        $27,628     $24,976
Mortgage-backed securities
     purchased                             17,600          2,021      16,475
Proceeds from sale of mortgage-
     backed securities designated
     as available for sale                 (8,884)        (1,148)    (10,803)
Proceeds from called mortgage-
     backed securities held
     to maturity                             (500)            --         --
Gain on sale of mortgage-
     backed securities                         28             14         149
Principal repayments                       (2,184)        (1,896)     (2,714)
Amortization of premiums and
     accretion of discounts - net              (7)           (11)        (28)
Unrealized gains (losses) on
     securities designated as
     available for sale                       210            124        (427)
                                          -------        -------     -------
Balance at end of year                    $32,995        $26,732     $27,628
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

     The Corporation classifies its mortgage-backed securities into two classifications depending on certain underlying characteristics of the securities. In considering the Corporation's ability to hold securities, collateralized mortgage obligations are reviewed for possible regulatory mandated divestiture under existing banking regulations. In December 1995, a one-time reassessment of the Corporation's mortgage-backed securities held to maturity was undertaken, as permitted by the FASB under a special report related to the implementation of SFAS No. 115. In connection with this one-time reassessment, the Corporation transferred mortgage-backed securities with an amortized cost of $2.4 million from held to maturity to available for sale in order to permit more responsiveness to changes in interest rates and other balance sheet factors. At June 30, 1998, the Corporation had approximately 44% of its mortgage-backed securities classified as held to maturity and 56% as available for sale.

     The following tables set forth certain information relating to Blue Ash's mortgage-backed securities portfolio (including those designated as available for sale) at June 30, 1998, 1997 and 1996.


                                                            June 30, 1998
                                    -------------------------------------------------------------
                                                        Gross           Gross           Estimated
                                    Amortized        unrealized       unrealized          fair
                                      cost              gains           losses            value
                                    ---------        ----------       ----------        ---------
                                                      (In thousands)
Mortgage-backed securities
     held to maturity:
Federal Home Loan Mortgage
     Corporation
     Participation certificates      $   932            $ --          $  (9)             $   923
     Collateralized mortgage
     obligations                       5,633              31            (14)               5,650
Federal National Mortgage
     Association
     Participation certificates          706               3             (3)                 706
     Collateralized mortgage
     obligations                       5,987               1            (46)               5,942
Small Business Administration
     Participation certificates          867              --            (11)                 856
Residential Funding Corporation
     Collateralized mortgage
     obligations                         189              --             --                  189
Salomon Brothers, Inc.
     Collateralized mortgage
     obligations                          19              --             --                   19
Guardian Savings and Loan
     Association
     Collateralized mortgage
     obligations                         308              --             (1)                 307
                                     -------            ----          -----              -------
                                     $14,641            $ 35          $ (84)             $14,592
                                     =======            ====          =====              =======
Mortgage-backed securities
     available for sale:
Federal Home Loan Mortgage
     Corporation
     Participation certificates      $ 1,649            $  5          $ (21)             $ 1,633
     Collateralized mortgage
     obligations                       8,894              10            (22)               8,882
Federal National Mortgage
     Association
     Participation certificates        1,936              --            (14)               1,922
     Collateralized mortgage
     obligations                       5,934               3            (20)               5,917
                                     -------            ----          -----              -------
                                     $18,413            $ 18          $ (77)             $18,354
                                     =======            ====          =====              =======

                                                  June 30, 1997
                                 -----------------------------------------------
                                               Gross        Gross      Estimated
                                 Amortized   unrealized   unrealized     fair
                                   cost        gains        losses       value
                                 ---------   ----------   ----------   ---------
                                                   (In thousands)
Mortgage-backed securities
     held to maturity:
Federal Home Loan Mortgage
     Corporation
     Participation certificates   $ 1,106       $  9        $  (4)      $ 1,111
     Collateralized mortgage
     obligations                    3,987         --          (57)        3,930
Federal National Mortgage
     Association
     Participation certificates       854          5           (6)          853
     Collateralized mortgage
     obligations                    4,173         14         (141)        4,046
Government National
     Mortgage Association
     Collateralized mortgage
     obligations                       80          1           --            81
Small Business Administration
     Participation certificates     1,046          1           (9)        1,038
Residential Funding Corporation
     Collateralized mortgage
     obligations                      189         --           (9)          180
Salomon Brothers, Inc.
     Collateralized mortgage
     obligations                       28         --           --            28
                                  -------       ----        -----       -------
                                  $11,463       $ 30        $(226)      $11,267
                                  =======       ====        =====       =======

Mortgage-backed securities
     available for sale:
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
                                  =======       ====        =====       =======

                                                          June 30, 1996
                                   -------------------------------------------------------------
                                                       Gross           Gross           Estimated
                                    Amortized        unrealized      unrealized           fair
                                       cost            gains           losses            value
                                    ---------        ----------      ----------        ---------
                                                          (In thousands)
Mortgage-backed securities
     held to maturity:
Federal Home Loan Mortgage
     Corporation
     Participation certificates      $ 1,286           $  8            $  (7)           $ 1,287
Collateralized mortgage
     obligations                       3,986             --              (94)             3,892
Federal National Mortgage
     Association
     Participation certificates          909              2               (5)               906
Collateralized mortgage
     obligations                       4,293              3             (170)             4,126
Government National
     Mortgage Association
     Collateralized mortgage
     obligations                         126             --               (1)               125
Small Business Administration
     Participation certificates        1,119              3               (5)             1,117
Residential Funding Corporation
     Collateralized mortgage
     obligations                         189             --               (9)               180
Salomon Brothers, Inc.
     Collateralized mortgage
     obligations                          40             --               --                 40
                                     -------           ----            -----            -------
                                     $11,948           $ 16            $(291)           $11,673
                                     =======           ====            =====            =======

Mortgage-backed securities
     available for sale:
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
                                     =======           ====            =====            =======

     The carrying values of mortgage-backed securities, including those designated as available for sale, are comprised of the following at June 30, 1998, 1997 and 1996.


                                                     Carrying
                                                       value
                                         ---------------------------------
                                                      June 30,
                                         ---------------------------------
                                           1998         1997         1996
                                         -------      -------      -------
                                                 (In thousands)
Mortgage-backed securities held
to maturity - at amortized cost          $14,641      $11,463      $11,948
Mortgage-backed securities
designated as available
for sale - at fair value                  18,354       15,269       15,680
                                         -------      -------      -------
Total mortgage-backed securities         $32,995      $26,732      $27,628
                                         =======      =======      =======



     For additional information relating to the Corporation's mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A-2 and B of Notes to Consolidated Financial Statements.

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

     The following table sets forth the composition of Blue Ash's investment portfolio, including those designated as available for sale, and interest-bearing deposits at the dates indicated.


                                                                        At June 30,
                         ---------------------------------------------------------------------------------------------------------
                                        1998                                1997                                1996
                         ---------------------------------   ---------------------------------   ---------------------------------
                         Carrying  % of     Market   % of    Carrying  % of     Market   % of    Carrying  % of     Market   % of
                           value   total     value   total     value   total     value   total     value   total     value   total
                         --------  -----    ------   -----   --------  -----    ------   -----   --------  -----    ------   -----
                                                         (Dollars in thousands)
Investment securities:
     U.S. Government
     agency obligations   $1,058    14.9%   $1,061    14.9%   $1,399    46.5%   $1,399    46.5%   $1,000    24.7%   $  983    24.3%
     Corporate debt
     securities               --      --        --      --        --      --        --      --       200     4.9       199     4.9
     Municipal obligations   559     7.9       559     7.9        --      --        --      --       100     2.5       100     2.5
     Corporate equity
     securities                1      --         1      --        --      --        --      --        --      --       --       --
                          ------   -----    ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
     Total investment
     securities            1,618    22.8     1,621    22.8     1,399    46.5     1,399    46.5     1,300    32.1     1,282    31.7
Other investments:
     Certificates of
     deposit in
     other financial
     institutions            469     6.6       469     6.6       466    15.5       466    15.5        98     2.4        98     2.4
     Interest-bearing
     deposits in other
     financial
     institutions            319     4.5       319     4.5       205     6.8       205     6.8        66     1.6        66     1.6
     Federal funds sold    3,900    54.9     3,900    54.9       200     6.6       200     6.6     1,900    46.8     1,900    47.1
     Federal Home Loan
     Bank stock              797    11.2       797    11.2       742    24.6       742    24.6       692    17.2       692    17.2
                          ------   -----    ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
     Total investments
     and interest-
     bearing deposits     $7,103   100.0%   $7,106   100.0%   $3,012   100.0%   $3,012   100.0%   $4,056   100.0%   $4,038   100.0%
                          ======   =====    ======   =====    ======   =====    ======   =====    ======   =====    ======   =====

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for Blue Ash's investments, including those designated as available for sale, and interest-bearing deposits at June 30, 1998. All of such securities and interest-bearing deposits mature in twenty-four years or less.


                                                        At June 30, 1998
                                  ------------------------------------------------------------
                                  Five years or less    Five to ten years     After ten years
                                  ------------------   ------------------   ------------------
                                  Carrying   Average   Carrying   Average   Carrying   Average
                                    value     yield      value     yield     value      yield
                                  --------   -------   --------   -------   --------   -------
                                                   (Dollars in thousands)

U.S. Government agency
     obligations                   $  210     6.06%     $  448     6.90%     $  400     7.00%
Municipal obligations                  --       --          --       --         559     6.78
Corporate equity securities             1     1.59          --       --          --       --
Certificates of deposit in
     other financial institutions     374     6.68          --       --          95     7.00
Interest-bearing deposits in
     other financial institutions     319     4.53          --       --          --       --
Federal funds sold                  3,900     5.42          --       --          --       --
Federal Home Loan Bank stock          797     7.25          --       --          --       --
                                   ------     ----      ------     ----      ------     ----
     Total investments and
     interest-bearing deposits     $5,601     5.74%     $  448     6.90%     $1,054     6.88%
                                   ======     ====      ======     ====      ======     ====

                                                 At June 30, 1998
                                     ------------------------------------------
                                               Total investments and
                                             interest-bearing deposits
                                     ------------------------------------------
                                      Average                          Weighted
                                       life      Carrying     Market    average
                                     in years      value       value     yield
                                     --------    --------     ------   --------
                                              (Dollars in thousands)
U.S. Government agency
     obligations                        9.04      $1,058      $1,061      6.77%
Municipal obligations                  17.55         559         559      6.78
Corporate equity securities               --           1           1      1.59
Certificates of deposit in
     other financial institutions       4.41         469         469      6.74
Interest-bearing deposits in
     other financial institutions         --         319         319      4.53
Federal funds sold                        --       3,900       3,900      5.42
Federal Home Loan Bank stock              --         797         797      7.25
                                       -----      ------      ------      ----
     Total investments and
     interest-bearing deposits          3.02      $7,103      $7,106      5.98%
                                       =====      ======      ======      ====

     The Corporation's investment securities are classified as either held to maturity or available for sale. Investment securities which are classified as held to maturity are recorded at cost, with any premium or discount amortized or accreted to maturity of the security. It is management's positive intent to hold such securities until maturity, and the Corporation has the ability to hold the securities until maturity. Investment securities which are classified as available for sale are stated at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized. This classification includes securities that may be sold in response to changes in interest rates, the securities prepayment risk, liquidity needs, the availability of and the yield on alternative investments and funding sources. The Corporation, to date, has not engaged and does not intend to engage in the immediate future in trading investment securities.

     At June 30, 1998, investments in the debt and/or equity securities of any one non-governmental issuer did not exceed more than 10% of the Corporation's total equity. For additional information relating to the Corporation's investment securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A-2 and B of Notes to Consolidated Financial Statements.

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


     Blue Ash has been competitive in the types of accounts and in interest rates it has offered on its deposit products, but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, Blue Ash, in fiscal 1994, experienced disintermediation of deposits into competing investment products. During the rising interest rate environment in fiscal 1995, however, Blue Ash increased its deposit base as depositors transferred funds back into certificate of deposit accounts, which became more attractive as market rates increased. The increase in the deposit base continued in fiscal 1998, 1997 and 1996 due to the aggressive marketing efforts and competitive pricing strategies employed by the management of Blue Ash. During fiscal 1996, Blue Ash introduced a limited 9-month, 15-month and 35-month certificate of deposit program in an effort to generate additional deposits. These certificate of deposit programs were more competitively priced than standard certificate of deposit programs and resulted in approximately $13.7 million in new deposits and rollover deposits from maturing certificates of deposit in fiscal 1996. In an effort to sustain continued deposit growth during fiscal 1998 and 1997, Blue Ash strategically obtained brokered deposits and other out-of-state funds to supplement its deposit base. These deposits were typically obtained at interest rates at or below local market interest rates being offered and had terms to maturity of typically fifteen months or less. The increased need for brokered deposits in fiscal 1998 and 1997 stemmed from the greater level of competition among other banks and savings and loan institutions for local certificate of deposit balances and management's reluctance to aggressively price above market and seek at all times certificates of deposit from its local market area. During the year ended June 30, 1998, outstanding brokered deposits increased by $985,000, or 20.4%, from $4.8 million at June 30, 1997 to $5.8 million at June 30, 1998. During the year ended June 30, 1997, outstanding brokered deposits increased by $4.1 million, from $695,000 at June 30, 1996 to $4.8 million at June 30, 1997. The overall growth in deposits over the last three years was consistent with management's short-term and long-term goals. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Blue Ash intends to continue to promote longer-term deposits to the extent possible and is consistent with its asset and liability management goals. Further, given its other available funding alternatives, Blue Ash has the ability to suspend brokered deposit activity at any time and has the ability to fund its maturities on all brokered deposits without placing undue risk on its liquidity position or cost of funds.

     At June 30, 1998, Blue Ash's certificates of deposit totaled $76.0 million, or 80.0% of total deposits. Of such amount, approximately $53.4 million in certificates of deposit mature within one year. Based on past experience and Blue Ash's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Blue Ash at maturity. If there is a significant deviation from historical experience, Blue Ash can utilize borrowings from the FHLB or Fannie Mae as an alternative to this source of funds.

     The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Blue Ash at the dates indicated.

                                                                 At June 30,
                                      ----------------------------------------------------------------
                                             1998                   1997                   1996
                                      -------------------    ------------------    -------------------
                                                  Percent               Percent                Percent
                                                 of total              of total               of total
                                       Amount    deposits     Amount   deposits      Amount   deposits
                                      -------    --------    -------   --------    -------    --------
                                                          (Dollars in thousands)
Transaction accounts:
Passbook and club accounts(1)         $ 8,232       8.7%     $ 8,088       9.9%     $ 8,398      11.1%
NOW accounts(2)                         4,109       4.3        4,228       5.2        3,148       4.2
Money market deposit
     accounts(3)                        6,673       7.0        6,966       8.5        7,438       9.8
                                      -------     -----      -------     -----      -------     -----
     Total transaction accounts        19,014      20.0       19,282      23.6       18,984      25.1

Certificates of deposit(4):
     2.00 - 3.99%                          --        --           --        --           --        --
     4.00 - 5.99%                      60,657      63.9       50,370      61.6       46,642      61.7
     6.00 - 7.99%                      15,317      16.1       12,142      14.8        9,992      13.2
     8.00 - 9.99%                          --        --           --        --           --        --
                                      -------     -----      -------     -----      -------     -----
     Total certificates of deposit     75,974      80.0       62,512      76.4       56,634      74.9
                                      -------     -----      -------     -----      -------     -----
     Total deposits                   $94,988     100.0%     $81,794     100.0%     $75,618     100.0%
                                      =======     =====      =======     =====      =======     =====

______________________________

(1) Blue Ash's weighted-average interest rates paid on passbook and club accounts fluctuate with the general movement of interest rates. The weighted-average rates on passbook and club accounts were 2.78%, 2.78% and 2.78% at June 30, 1998, 1997 and 1996, respectively.

(2) Blue Ash's weighted-average interest rate paid on NOW accounts fluctuates with the general movement of interest rates. At June 30, 1998, 1997 and 1996, the weighted-average rates on NOW accounts were 2.08%, 2.06% and 2.12%, respectively.

(3) Blue Ash's weighted-average interest rate paid on money market deposit accounts fluctuates with the general movement of interest rates. At June 30, 1998, 1997 and 1996, the weighted-average rates on money market deposit accounts were 3.17%, 3.10% and 3.18%, respectively.

(4) Individual Retirement Accounts ("IRAs") are included within the various certificate of deposit balances. IRAs totaled $10.0 million, $9.0 million and $8.3 million at June 30, 1998, 1997 and 1996, respectively.

     The following table presents, by various interest rate categories, the remaining maturity information for Blue Ash's certificates of deposit at June 30, 1998.

                                            Amount Due
                      ----------------------------------------------------
                                   Over       Over
                        Up to    1 year to  2 years to    Over
Interest Rate         one year    2 years    3 years    3 years     Total
-------------         --------   ---------  ----------  -------    -------
                                          (In thousands)
2.00 - 3.99%           $    --    $    --     $   --     $   --    $    --
4.00 - 5.99%            45,694     10,952      2,893      1,118     60,657
6.00 - 7.99%             7,725      4,802      1,393      1,397     15,317
8.00 - 9.99%                --         --         --         --       --
                       -------    -------     ------     ------    -------
  Total certificates
     of deposit        $53,419    $15,754     $4,286     $2,515    $75,974
                       =======    =======     ======     ======    =======

     The following table presents the amount of Blue Ash's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1998.


     Maturity                    At June 30, 1998
     --------                    ----------------
                                  (In thousands)
     Three months or less             $1,493
     Over 3 months to 6 months         1,523
     Over 6 months to 12 months        1,673
     Over twelve months                2,376
                                      ------
     Total                            $7,065
                                      ======

     The following table sets forth Blue Ash's deposit account balance activity for the years indicated.

                                            Year ended June 30,
                                       ----------------------------
                                         1998       1997      1996
                                       -------    -------   -------
                                          (Dollars in thousands)
Beginning balance                      $81,794    $75,618   $59,784
Deposits                                85,129     80,544    69,259
Withdrawals                            (75,588)   (77,541)  (56,423)
                                       -------    -------   -------
Net increase before
  interest credited                      9,541      3,003    12,836
Interest credited                        3,653      3,173     2,998
                                       -------    -------   -------
Ending balance                         $94,988    $81,794   $75,618
                                       =======    =======   =======
     Net increase                      $13,194    $ 6,176   $15,834
                                       =======    =======   =======
     Percent increase                    16.13%      8.17%    26.49%
                                         =====       ====     =====

     BORROWINGS. Deposits are the primary source of funds for Blue Ash's lending and investment activities and for its general business purposes. If the need arises, Blue Ash may supplement its funds with advances from the FHLB of Cincinnati to meet withdrawal requirements on its deposit accounts. As of June 30, 1998, Blue Ash had outstanding $12.7 million in advances from the FHLB of Cincinnati. Blue Ash also had outstanding borrowings of $30,000 which were used to fund the Employee Stock Ownership Plan. Principal and interest (based on Fifth Third Bank's Prime Rate) are payable semi-annually over seven (7) years. See Notes A-11 and H of Notes to Consolidated Financial Statements.

     The FHLB functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Blue Ash is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has it own interest rate and range of maturities. The FHLB of Cincinnati prescribes the acceptable uses for the advances made pursuant to each program. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. The FHLB of Cincinnati is required to review its credit limitations and standards at least once every six months. Under current regulations, an institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an institution is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "Regulation - OTS Regulations -- Qualified Thrift Lender Test." If an institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1998, Blue Ash was in compliance with the QTL test.

     The following table sets forth the maximum month-end and average balances of FHLB advances for the years indicated.

                                                 Year ended June 30,
                                              ---------------------------
                                              1998        1997       1996
                                              ----        ----       ----
                                               (Dollars in thousands)
Maximum amount of FHLB
     advances outstanding during
     year                                   $13,274      $12,000    $10,924

Average amount of FHLB
     advances outstanding during
     year                                   $12,469      $10,971    $ 9,076

Weighted-average interest rate of
     FHLB advances outstanding during
     year based on month-end balances          6.04%        6.04%      6.11%

Amount of FHLB advances outstanding
     at end of year                         $12,674      $12,000    $ 8,424

Weighted-average interest rate of
     FHLB advances outstanding at end
     of year                                   5.82%        6.05%      5.82%

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

     Borrowings under reverse repurchase agreements are exempt from deposit insurance premiums and federal reserve requirements. While reverse repurchase agreements are structured legally as a sale/repurchase transaction, they are accounted for as a financing. As a result, no gain or loss is recorded. Finally, Blue Ash as a borrower under these agreements, is entitled to all security payments (principal, interest and prepayments) made during the terms of these borrowings. At June 30, 1998, Blue Ash did not have any outstanding borrowings under reverse repurchase agreements with the Fannie Mae.

     The following table sets forth the maximum month-end and average balances of borrowings under reverse repurchase agreements for the years indicated.

                                                       Year ended June 30,
                                                 -----------------------------
                                                 1998       1997          1996
                                                 ----       ----          ----
                                                    (Dollars in Thousands)
Maximum amount of obligations for
     securities sold under agreements
     to repurchase during year                  $   --     $   --        $3,504

Average amount of obligations for
     securities sold under agreements to
     repurchase during year                         --         --         1,080

Weighted-average interest rate of
     outstanding obligations for securities
     sold under agreements to repurchase
     during year based on month-end balances        --%        --%         6.09%

Amount of obligations for securities
     sold under agreements to repurchase
     at end of year                                 --         --            --

Weighted-average interest rate for
     outstanding obligations for securities
     sold under agreements to repurchase at
     end of year                                    --%        --%           --%

AVERAGE BALANCES, INTEREST AMOUNTS, YIELDS AND RATES

     Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Savings institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets," which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to Blue Ash's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. During the years indicated, nonaccruing loans, if any, are included in the net loan category. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                   Year ended June 30,
                            --------------------------------------------------------------------------------------------------
                                         1998                             1997                              1996
                            -------------------------------   ------------------------------   -------------------------------
                              Average     Interest              Average    Interest              Average     Interest
                            outstanding    earned/   Yield/   outstanding   earned/   Yield/   outstanding   earned/    Yield/
                              balance       paid      rate      balance      paid      rate      balance      paid       rate
                            -----------   --------   ------   -----------  --------   ------   -----------   --------   ------
                                                              (Dollars in thousands)
Interest-earning
 assets:
 Loans receivable(1)         $ 72,332     $6,301     8.71%      $60,750     $5,232     8.61%     $51,542      $4,421     8.58%
 Mortgage-backed
 securities(2)                 29,080      1,833     6.30        27,457      1,757     6.40       27,219       1,767     6.49
 Investment securities(3)       1,513        104     6.87         1,238         91     7.35          792          57     7.20
 Interest-bearing
 deposits and other             3,237        224     6.92         1,847        112     6.06        2,504         165     6.59
                             --------     ------   ------       -------     ------   ------      -------      ------   ------
 Total interest-earning
  assets                      106,162      8,462     7.97        91,292      7,192     7.88       82,057       6,410     7.81
Non-interest earning
 assets                         5,654                             5,251                            5,270
                             --------                           -------                          -------
 Total assets                $111,816                           $96,543                          $87,327
                             ========                           =======                          =======
Interest-bearing
 liabilities:
 Passbooks                   $  8,016        221     2.76       $ 8,263        228     2.76      $ 8,293         245     2.95
 NOWs                           4,018         61     1.52         3,816         66     1.73        3,476          62     1.78
 MMDAs                          6,818        215     3.15         7,210        227     3.15        7,981         254     3.18
 Certificates                  70,650      4,142     5.86        57,560      3,271     5.68       48,859       2,875     5.88
                             --------     ------   ------       -------     ------   ------      -------      ------   ------
  Total deposits               89,502      4,639     5.18        76,849      3,792     4.93       68,609       3,436     5.01
 FHLB advances
  and other
  borrowings(4)                12,515        757     6.05        11,046        669     6.06       10,261         627     6.11
                             --------     ------   ------       -------     ------   ------      -------      ------   ------
 Total interest-
  bearing
  liabilities                 102,017      5,396     5.29        87,895      4,461     5.08       78,870       4,063     5.15
                                          ------   ------                   ------   ------                   ------   ------
Non-interest bearing
 liabilities                    1,674                             1,338                            1,303
                             --------                           -------                          -------
  Total liabilities           103,691                            89,233                           80,173
Shareholders' equity            8,125                             7,310                            7,154
                             --------                           -------                          -------
 Total liabilities and
  shareholders' equity       $111,816                           $96,543                          $87,327
                             ========                           =======                          =======
Net interest income;
 interest rate spread                     $3,066     2.68%                  $2,731     2.80%                  $2,347     2.66%
                                          ======   ======                   ======   ======                   ======   ======
Net yield (net interest
 income as a percent of
 average interest-earning
 assets)                                             2.89%                             2.99%                             2.86%
                                                   ======                            ======                            ======
Average interest-earning
 assets to interest-bearing
 liabilities                                       104.06%                           103.86%                           104.04%
                                                   ======                            ======                            ======

________________________________


(1) Includes loans held for sale, which are recorded at the lower of cost or market value.

(2) Includes mortgage-backed securities held to maturity and mortgage-backed securities designated as available for sale.

(3) Includes investment securities held to maturity and investment securities designated as available for sale.

(4) Includes obligations for securities sold under agreements to repurchase and loan of The Blue Ash Building and Loan ESOP.

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

     The following table sets forth the amounts of Blue Ash's interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which may, based upon certain assumptions, reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual term of the asset or liability. Blue Ash's loan prepayment and deposit decay rate assumptions are management's estimates derived from regional, state and local data which management uses in monitoring Blue Ash's interest rate risk position.

                                          Over                                          Over
                                         three              Over one         Over       five    Over ten
                           One day      months    Over six   through        three    through     through      Over
                          to three      to six   months to     three      through        ten      twenty    twenty
                            months      months    one year     years   five years      years       years     years     Total
                          --------    --------   ---------  --------   ----------   --------    --------   -------  --------
                                                            (Dollars in thousands)
Interest-earning assets:
   Mortgage loans
   One-to-four family
   residential
   Adjustable(1)          $  6,492    $  2,708    $  5,312  $  7,011   $    119    $     --     $     --   $    --  $ 21,642
   Fixed(2)                    148         148         296     1,328      1,420       4,616       11,572    15,854    35,382
   Multi-family
   residential
   Adjustable(3)               922         140         333       195         --       1,967           --        --     3,557
   Fixed(4)                     58          58         116        59         37          --           --        --       328
   Nonresidential
   Adjustable(3)(5)          1,686       1,413       3,710     1,445         --       2,176           --        --    10,430
   Fixed(4)                      2           3           5        22         28          88           30        --       178
   Land
   Adjustable(3)               513          67          12        --         --          --           --        --       592
   Fixed (4)                     2           3           4        21         24          --           --        --        54
   Nonmortgage loans
   Deposit accounts(3)         111          --          --        --         --          --           --        --       111
   Consumer and other(3)        84          --          --        --         --          --           --        --        84
   Mortgage-backed and
   related securities(6)
   Participation
   certificates              4,745         912         328         6          7          29           33        --     6,060
   CMO/REMICs               23,787          93         184     1,833        389         649           --        --    26,935
   Investment
   securities(7)                 1          --          --        --        210         448          712       247     1,618
   Interest-bearing
   deposits(8)               5,106          94          --         --       190          --           95        --     5,485
                          --------    --------    --------   --------  --------    --------     --------   -------  --------
   Total rate sensitive
   assets                 $ 43,657    $  5,639    $ 10,300  $  11,920  $  2,424    $  9,973     $ 12,442   $16,101  $112,456
                          ========    ========    ========  =========  ========    ========     ========   =======  ========
Interest-bearing
   liabilities:
   Deposit accounts
   Passbook and club
   accounts(9)(10)        $    349    $    350    $    700  $   2,126  $  1,386    $  1,759     $  1,216   $   346  $  8,232
   NOW accounts(9)(11)         380         380         760      1,392       372         500          274        51     4,109
   Money market deposit
   accounts(9)(12)           1,318       1,318       2,636        526       329         378          152        16     6,673
   Certificates of
   deposit(13)              12,785      15,097      25,537     20,040     2,515          --           --        --    75,974
   Borrowings
   Federal Home Loan
   Bank advances(14)            --          --          --      2,600     3,328       6,746           --        --    12,674
   Loan of Employee
   Stock Ownership
   Plan(15)                     30          --          --         --        --          --           --        --        30
                          --------    --------    --------  ---------  --------    --------     --------   -------  --------
   Total rate
   sensitive
   liabilities            $ 14,862    $ 17,145    $ 29,633  $ 26,684   $  7,930    $  9,383     $  1,642   $   413  $107,692
                          ========    ========    ========  ========   ========    ========     ========   =======  ========
Interest rate
   sensitivity gap        $ 28,795    $(11,506)   $(19,333) $(14,764)  $ (5,506)   $    590     $ 10,800   $15,688  $  4,764
                          ========    ========    ========  ========   ========    ========     ========   =======  ========
Cumulative interest
   rate sensitivity gap   $ 28,795    $ 17,289    $ (2,044) $(16,808)  $(22,314)   $(21,724)    $(10,924)  $ 4,764  $  4,764
                          ========    ========    ========  ========   ========    ========     ========   =======  ========
Cumulative interest
   rate sensitivity gap
   as a percentage of
   total assets              24.45%      14.68%      (1.74%)  (14.27%)   (18.94%)    (18.44%)      (9.27%)    4.04%     4.04%
                          ========    ========    ========  ========   ========    ========     ========   =======  ========
Cumulative interest-
   earning assets as a
   percentage of interest-
   bearing liabilities       293.7%      154.0%       96.7%     81.0%      76.8%       79.4%        89.8%    104.4%    104.4%
                          ========    ========    ========  ========   ========    ========     ========   =======  ========

_________________________________
Footnotes on page 57.

(1) Includes adjustable-rate first mortgage loans, second mortgage loans, construction loans and home equity line of credit loans based on contractual term to repricing.

(2) Includes fixed-rate first mortgage loans, second mortgage loans and construction loans which are assumed to reprice in accordance with prepayment assumptions based on regional, state and local data for savings associations in the State of Ohio. Such prepayment assumptions have also been derived from prepayment assumption models previously utilized by the OTS through June of 1998. Assumed annual prepayment rates ranging from 7% to 18%, based on the loan coupon rate, were used.

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

(8) Includes federal funds sold, interest-bearing deposits, certificates of deposit in other financial institutions and Federal Home Loan Bank stock.

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


     As the above table indicates, Blue Ash has a negative cumulative gap for assets and liabilities, maturing or repricing within one year, equal to 1.74% of total assets. Thus, decreases in interest rates during this time period would generally increase Blue Ash's net interest income, while increases in interest rates would generally decrease Blue Ash's net interest income. However, certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates, and prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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


                                                  At       Year ended June 30,
                                               June 30,   --------------------
                                                 1998     1998    1997    1996
                                               --------   ----    ----    ----
Weighted-average yield on loan portfolio         8.53%    8.71%   8.61%   8.58%
Weighted-average yield on mortgage-
     backed securities                           6.33     6.30    6.40    6.49
Weighted-average yield on investment
     securities                                  6.77     6.87    7.35    7.20
Weighted-average yield on other interest-
     earning assets                              5.75     6.92    6.06    6.59
Weighted-average yield on all interest-
     earning assets                              7.72     7.97    7.88    7.81
Weighted-average interest rate paid on
     deposits                                    5.16     5.18    4.93    5.01
Weighted-average interest rate paid on
     FHLB advances and other borrowings          5.83     6.05    6.06    6.11
Weighted-average interest rate paid on
     all interest-bearing liabilities            5.24     5.29    5.08    5.15
Interest rate spread (spread between
     weighted-average interest rate on all
     interest-earning assets and all
     interest-bearing liabilities)               2.48     2.68    2.80    2.66
Net yield (net interest income as a
     percentage of average interest-earning
     assets)                                      N/A     2.89    2.99    2.86

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

                                                                     Year ended June 30,
                       ------------------------------------------------------------------------------------------------------------
                                  1998 vs. 1997                         1997 vs. 1996                      1996 vs. 1995
                       -----------------------------------   ----------------------------------   ---------------------------------
                              Increase                              Increase                             Increase
                         (Decrease) Due to                     (Decrease) Due to                    (Decrease) Due to
                       ----------------------                ----------------------               ----------------------
                                                   Total                                Total                                Total
                                        Rate/    Increase                     Rate/   Increase                     Rate/   Increase
                       Rate   Volume   Volume   (Decrease)   Rate   Volume   Volume  (Decrease)   Rate   Volume   Volume  (Decrease)
                       ----   ------   ------   ----------   ----   ------   ------  ----------   ----   ------   ------  ----------
                                                                    (In thousands)
Interest income
 attributable to:
 Loans receivable(1)   $ 61   $  997    $ 11      $1,069    $  16    $ 790    $  5     $  811     $ 68   $  767   $  11     $  846
 Mortgage-backed
  securities(2)         (27)     104      (1)         76      (25)      15      --        (10)     121      282      26        429
 Investment
  securities(3)          (6)      20      (1)         13        1       32       1         34        4        2      --          6
 Other interest-
  earning assets(4)      16       84      12         112      (13)     (43)      3        (53)       6       32       1         39
                       ----   ------    ----      ------    -----    -----    ----     ------     ----   ------   -----     ------
  Total interest-
   earning assets      $ 44   $1,205    $ 21      $1,270    $ (21)   $ 794    $  9     $  782     $199   $1,083   $  38     $1,320
                       ====   ======    ====      ======    =====    =====    ====     ======     ====   ======   =====     ======

Interest expense
 attributable to:
 Passbooks             $ --   $   (7)   $ --      $   (7)   $  16    $  (1)   $ --     $  (17)    $  3   $   (8)  $  --     $   (5)
 NOWs                    (8)       3      --          (5)      (2)       6      --          4       (6)     (11)      1        (16)
 MMDAs                   --      (12)     --         (12)      (2)     (25)     --        (27)       5      (72)     (1)       (68)
 Certificates           104      744      23         871      (98)     511     (17)       396      264      877     149      1,290
                       ----   ------    ----      ------    -----    -----    ----     ------     ----   ------   -----     ------
  Total interest-
   bearing deposits      96      728      23         847     (118)     491     (17)       356      266      786     149      1,201
 FHLB advances and
  other borrowings(5)    (1)      89      --          88       (5)      48      (1)        42       62      (54)     (5)         3
                       ----   ------    ----      ------    -----    -----    ----     ------     ----   ------   -----     ------
  Total interest-
   bearing liabilities $ 95   $  817    $ 23      $  935    $(123)   $ 539    $(18)    $  398     $328   $  732   $ 144     $1,204
                       ====   ======    ====      ======    =====    =====    ====     ======     ====   ======   =====     ======

Increase in net
 interest income                                  $  335                               $  384                               $  116
                                                  ======                               ======                               ======

___________________________________

(1) Includes loans held for sale, which are recorded at the lower of cost or market value.

(2) Includes mortgage-backed securities held to maturity, which are recorded at amortized cost, and mortgage-backed securities designated as available for sale, which are recorded at fair value.

(3) Includes investment securities held to maturity, which are recorded at amortized cost, and investment securities designated as available for sale, which are recorded at fair value.

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

     Blue Ash faces substantial competition in attracting deposits from other savings institutions, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market and mutual funds in its lending area, including many large institutions which have greater financial and marketing resources available to them. The ability of Blue Ash to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk, convenient locations and other factors. Blue Ash competes for these deposits by offering a variety of deposit accounts at competitive rates, a customer oriented staff, convenient business hours, convenient branch locations with inter-branch deposit and withdrawal privileges and 24-hour ATM processing.

     Of the approximately 34 thrifts which have their principal offices in Hamilton County, at June 30, 1998, Blue Ash ranked approximately 12th in asset size and 11th in deposit share.

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

PERSONNEL

     As of June 30, 1998, Blue Ash had 24 full-time employees and two part-time employees. Blue Ash believes that relations with its employees are excellent. Blue Ash offers health, disability, life and dependent care benefits. In addition, Blue Ash offers certain retirement benefits. None of the employees of Blue Ash are represented by a collective bargaining unit.

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

     As a savings and loan association chartered under the laws of Ohio, Blue Ash is subject to regulation, examination and oversight by the Superintendent of the Division of Financial Institutions in the Department of Commerce of the State of Ohio (the "Ohio Superintendent"). Because Blue Ash's deposits are insured by the FDIC, Blue Ash also is subject to regulation and examination by the OTS, as its primary federal regulator, and by the FDIC. Blue Ash must file periodic reports with the Ohio Superintendent and the OTS concerning its activities and financial condition, including an independent audit. Examinations are conducted periodically by these federal and state regulators to determine whether Blue Ash is in compliance with various regulatory requirements and is operating in a safe and sound manner.

     Because it accepts federally-insured deposits and offers transaction accounts, Blue Ash is also subject to certain regulations issued by the Board of Governors of the Federal Reserve System ("FRB") including without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending) and Regulation CC (Availability of Funds). As creditors of loans secured by real property, and as owners of real property, financial institutions such as Blue Ash may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

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

OHIO SAVINGS AND LOAN LAW

     The Ohio Superintendent is responsible for the regulation, examination and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings association. See "Federal Deposit Insurance Corporation -- State Association Activities."

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

     REGULATORY CAPITAL REQUIREMENTS. Blue Ash is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Blue Ash at June 30, 1998, and the amount by which it exceeds, fully phased-in requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                           At June 30, 1998
                                       ------------------------
                                       Amount           Percent
                                       ------           -------
                                        (Dollars in thousands)
Tangible Capital                       $8,295             7.1%
Requirement                             1,762             1.5
                                       ------            ----
Excess                                 $6,533             5.6%
                                       ======            ====
Core Capital                           $8,295             7.1%
Requirement                             3,524             3.0
                                       ------            ----
Excess                                 $4,771             4.1%
                                       ======            ====
Risk-based Capital                     $8,559            14.8%
Risk-based Requirement                  4,640             8.0
                                       ------            ----
Excess                                 $3,919             6.8%
                                       ======            ====

     Current capital requirements call for tangible capital (which for Blue Ash is equity capital under generally accepted accounting principles adjusted for goodwill, excess mortgage servicing rights and unrealized losses on certain securities designated as available for sale) of 1.5% of adjusted total assets, core capital (which for Blue Ash consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Blue Ash consists of core capital plus general valuation allowances of $264,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those institutions that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital from 4% to 5%, depending on the institution's examination rating and overall risk. Blue Ash does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Its current core capital level is 7.1% of adjusted total assets.

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

     Pursuant to the Improvement Act, the OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (i) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (ii) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of 4% and core capital of 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (iii) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (iv) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% and core capital of less than 3%; and (v) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Blue Ash's capital at June 30, 1998 meets the standards for a well-capitalized institution.

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

     LIQUIDITY. All savings associations, including Blue Ash, are required under the Home Owners' Loan Act to hold a prescribed amount of statutorily defined liquid assets. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus borrowings payable in one year or less. This liquidity requirement, which is currently 4%, may be changed from time to time to any amount within the range of 4% to 10%, depending upon economic conditions and the savings flows at all associations. Effective November 24, 1997, the OTS lowered the liquidity requirements for savings associations from 5% to 4% of the institution's liquidity base, the lowest level permitted by current law. The OTS also enacted other changes at that time, including the expansion of the categories of liquid assets that count toward satisfaction of the liquidity requirement and other technical revisions. Specifically, the OTS eliminated a separate limit that required savings associations to hold assets equal to 1% of the institution's liquidity base in cash or short-term liquid assets, streamlined the calculations used to measure compliance with liquidity requirements, reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year and removing the requirement that certain obligations must mature in five years or less to qualify as a liquid asset. The net effect for most savings institutions, as well as for Blue Ash, is that the above requirement makes it substantially easier to meet the liquidity requirement as currently defined. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of Blue Ash, as computed under current regulation at June 30, 1998, was approximately $40.0 million, or 52.9%, and exceeded the then applicable 4.0% liquidity requirement of $3.0 million by approximately $37.0 million, or 48.9%.

     QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, there was only one QTL test which required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings associations fails to meet the QTL Test, the association and its holding company will be subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. See "Federal Home Loan Banks." At June 30, 1998, Blue Ash had QTL investments equal to approximately 88.9% of its total portfolio assets.

     LENDING LIMITS. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Unimpaired Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Unimpaired Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral" and certain types of loans are not subject to these limits. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose" and, subject to certain conditions including OTS prior approval, may lend to one borrower for the development of domestic residential housing units in an amount up to the lesser of $30,000,000, or 30% of the savings association's unimpaired capital and surplus. At June 30, 1998, Blue Ash was in compliance with these lending limits. See "Lending Activities -- Loan Originations, Purchases and Sales."

     TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to insiders are also subject to Section 22(g) and (h) of the Federal Reserve Act ("FRA"), which place restrictions on loans to executive officers, directors and principal shareholders and their related interests. Generally, such loans must conform to limits on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Unimpaired Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public. Loans to executive officers are subject to additional restrictions. Blue Ash was in compliance with such restrictions at June 30, 1998.

     All transactions between savings associations and their affiliates must comply with Section 23A and 23B of the FRA. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Towne Financial is an affiliate of Blue Ash. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Blue Ash was in compliance with these requirements and restrictions at June 30, 1998.

     LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted to the stock form of organization is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

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

     In addition, as a subsidiary of Towne Financial, Blue Ash is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. During fiscal 1998, Blue Ash declared and paid capital distributions in the form of dividends of $150,000 to Towne Financial for the payment by Towne Financial of cash dividends to its shareholders and for other general corporate purposes.

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

     There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial activities and expanded securities and insurance activities. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1998, Blue Ash met the QTL Test.

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

     SAIF members are generally prohibited from converting to the status of BIF members or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve rates. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF to BIF conversion transaction is required to pay an exit fee to the SAIF and an entrance fee to the BIF. A savings association may adopt a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

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

     The underfunded status of the SAIF had resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity. On September 30, 1996, legislation containing provisions for (i) recapitalizing the SAIF, (ii) providing for the eventual merger of the SAIF with the BIF and (iii) reallocating payment of the annual $780 million Financing Corporation ("FICO") bond obligation was enacted into law. These provisions, entitled the Deposit Insurance Funds Act of 1996 ("DIFA"), imposed a one-time special assessment on institutions holding SAIF deposits at March 31, 1995. The special assessment was imposed to capitalize the SAIF up the statutorily prescribed 1.25% designated reserve ratio and was determined at 65.7 basis points per $100 of insured deposits. Beginning January 1, 1997, SAIF members were to have the same risk-based regular assessment schedule as BIF members - 0 to 27 basis points. Thus, for most well-capitalized institutions like Blue Ash, there has been no regular insurance premium assessed at the present time. However, the enacted legislation does include a formula for sharing payment in the FICO obligation between members of the BIF and the SAIF. From January 1, 1997 until December 31, 1999 under the formula, the FICO assessment rate for BIF-insured institutions is approximately 1/5 of the FICO assessment rate for SAIF-insured institutions. Thus, in addition to the regular deposit insurance assessment (if any), BIF-insured institutions are assessed approximately $.013 per $100 in deposits per year to cover the annual FICO payments while SAIF-insured institutions are assessed approximately $.064 per $100 in deposits per year to cover the annual FICO payments. Starting in the year 2000 until the FICO bonds are retired in 2019, banks and thrifts will pay the FICO assessment on a pro rata basis which is estimated to be about 2.4 basis points per $100 of insured deposits for all institutions. Finally, the legislation provides for the BIF and the recapitalized SAIF to be merged on January 1, 1999 into a new Deposit Insurance Fund ("DIF"), provided that no insured depository institution is a savings association on that date.

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


FRB REGULATIONS

     RESERVE REQUIREMENTS. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. FRB regulations currently require that reserves of 3% of net transaction accounts up to $49.3 million (subject to an exemption of up to $4.4 million), and that reserves of 10% be maintained against that portion of total net transaction accounts in excess of $49.3 million. At June 30, 1998, Blue Ash was in compliance with its reserve requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Association, the effect of this reserve requirement is to reduce an institution's earning assets.

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

FEDERAL HOME LOAN BANKS

     The FHLBs provide credit to their members in the form of advances. Blue Ash is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Blue Ash's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. Blue Ash is in compliance with this requirement with an investment of stock in the FHLB of Cincinnati of $797,000 at June 30, 1998.

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

                                     TAXATION

FEDERAL TAXATION

     Towne Financial and Blue Ash file a consolidated federal income tax return on a fiscal June 30 year basis using the accrual method of accounting. Towne Financial and Blue Ash are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 20, 1996, certain thrift institutions, such as Blue Ash, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code or the reserve method of Section 593 of the Code.

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

     The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made; first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Blue Ash to Towne Financial is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Blue Ash's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1998, Blue Ash's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Blue Ash believes it had approximately $2.3 million of accumulated earnings and profits for tax purposes as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Blue Ash will have current or accumulated earnings and profits in subsequent years.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     As of June 30, 1998, Blue Ash conducted its business from its main office in Blue Ash and from additional full-service branches located in Mason, Amelia and Cherry Grove, Ohio.

     The following table sets forth certain information at June 30, 1998, regarding the properties on which the main office and each branch office of Blue Ash is located.


                                Year         Owned                  Net
  Location                     Opened      or Leased            Book Value(1)
  ---------------------------  ------      ---------            -------------
  Main Office
  ---------------------------
  4811 Cooper Road              1952         Owned                $775,000
  Cincinnati, Ohio  45242

  Full-Service Branch Offices
  ---------------------------
  1187 Ohio Pike                1980         Owned                $275,000
  Amelia, Ohio  45102

  8620 Beechmont Avenue         1993         Owned                $262,000
  Cincinnati, Ohio  45255

  6501 Mason-Montgomery Road    1994         Owned                $601,000
  Mason, Ohio  45040

_________________________

(1) At June 30, 1998, Blue Ash's furniture, fixtures and equipment had a net book value of $337,000.

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

                                       PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     Incorporated by reference to the information contained in the Towne Financial Corporation Annual Report to Shareholders for the year ended June 30, 1998 (the "Annual Report"), under the caption "Market for Towne Financial's Common Shares and Related Security Holder Matters" on pp. 9-10 of the Annual Report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pp. 16-60 of the Annual Report.

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


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


     Incorporated by reference to the information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Towne Financial Corporation to be filed on or about September 25, 1998 (the "Proxy Statement") under the captions "Election of Directors", "Executive Officers Who Are Not Directors" and "Section 16(a) -- Beneficial Ownership Reporting Compliance."

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

10.2 1997 Stock Option Plan incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed by the Corporation for the year ended June 30, 1997.

10.3 Form of Employment Agreement between The Blue Ash Building and Loan Company and William S. Siders.

10.4 Form of Employment Agreement between The Blue Ash Building and Loan Company and William T. Thornell.

10.5 Form of Employment Agreement between The Blue Ash Building and Loan Company and Joseph L. Michel.

13   Annual Report to Shareholders.

21 The only subsidiary of the Corporation is The Blue Ash Building and Loan Company, an Ohio corporation.

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

By:/s/ Ralph E. Heitmeyer

Date: September 22, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Neil S. Strawser
     Neil S. Strawser
     Director and Chairman of the Board

Date: September 22, 1998

By:/s/ Ralph E. Heitmeyer
     Ralph E. Heitmeyer
     Director and President

Date: September 22, 1998

By:/s/ William S. Siders
     William S. Siders
     Director and Executive Vice President

Date: September 22, 1998

By:/s/ Herb L. Kromholz
     Herb L. Krombholz
     Director and Vice President

Date: September 22, 1998

By:/s/ William T. Thornell
     William T. Thornell
     Director and Vice President

Date: September 22, 1998

By:/s/ Joseph L. Michel
     Joseph L. Michel
     Chief Financial Officer, Vice
     President and Treasurer

Date: September 22, 1998

                                 EXHIBIT INDEX


         Exhibit                                          Sequentially
         Number              Description                 Numbered Pages
         -------  ---------------------------------      --------------
         3.1      Amended Articles of Incorporation
                  (incorporated by reference).

         3.2      Code of Regulations
                  (incorporated by reference).

        10.1      1992 Stock Option Plan (incorporated
                  by reference).

        10.2      1997 Stock Option Plan (incorporated
                  by reference).

        10.3      Form of Employment Agreement between       88 - 98
                  The Blue Ash Building and Loan
                  Company and William S. Siders.

        10.4      Form of Employment Agreement between       99 - 110
                  The Blue Ash Building and Loan
                  Company and William T. Thornell.

        10.5      Form of Employment Agreement between      111 - 121
                  The Blue Ash Building and Loan
                  Company and Joseph L. Michel.

        13        Annual Report to Shareholders.            122 - 232

        21        The only subsidiary of the Corporation
                  is The Blue Ash Building and Loan
                  Company, an Ohio corporation.

        27        Financial Data Schedule.                     233

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWNE FINANCIAL CORPORATION

By:/s/ Ralph E. Heitmeyer

Date: September 22, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Neil S. Strawser
     Neil S. Strawser
     Director and Chairman of the Board

Date: September 22, 1998

By:/s/ Ralph E. Heitmeyer
     Ralph E. Heitmeyer
     Director and President

Date: September 22, 1998

By:/s/ William S. Siders
     William S. Siders
     Director and Executive Vice President

Date: September 22, 1998

By:/s/ Herb L. Kromholz
     Herb L. Krombholz
     Director and Vice President

Date: September 22, 1998

By:/s/ William T. Thornell
     William T. Thornell
     Director and Vice President

Date: September 22, 1998

By:/s/ Joseph L. Michel
     Joseph L. Michel
     Chief Financial Officer, Vice
     President and Treasurer

Date: September 22, 1998