Form 10QSB
period 1998-09-30
TOWNE FINANCIAL CORP /OH
filed 1998-11-13
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


Commission File No. 0-20144
                    -------

                           TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             OHIO                                           31-1334563
       ----------------                                 ----------------
       (State or other                                  (I.R.S. Employer
       jurisdiction of                                   Identification
       of incorporation                                      Number)
       or organization)

       4811 COOPER ROAD
        BLUE ASH, OHIO                                         45242
     ---------------------                                  ----------
     (Address of principal                                  (Zip Code)
       executive office)


Registrant's telephone number, including area code:  (513) 791-1870


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

As of November 4, 1998, the latest practicable date, 208,500 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes        No  X
                                                   -----     -----

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I     -    FINANCIAL INFORMATION

                Consolidated Statements of Financial                          3
                Condition

                Consolidated Statements of Earnings                           5

                Consolidated Statements of Comprehensive
                Income                                                        7

                Consolidated Statements of Cash Flows                         8

                Notes to Consolidated Financial Statements                   11

                Management's Discussion and Analysis                         17
                of Financial Condition and Results of
                Operations


PART II    -    OTHER INFORMATION                                            44


SIGNATURES                                                                   45

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)


                                                  SEPTEMBER 30,     JUNE 30,
       ASSETS                                         1998            1998
                                                 -------------     ---------
Cash and due from banks                             $  1,532        $  1,419
Federal funds sold                                     5,000           3,900
Interest-bearing deposits in other financial
 institutions                                            572             319
                                                    --------        --------
       Cash and cash equivalents                       7,104           5,638

Certificates of deposit in other financial
 institutions                                            386             469
Investment securities designated as available
 for sale - at market, amortized cost of
 $2,031 and $806 at September 30, 1998 and
 June 30, 1998                                         2,047             809
Investment securities held to maturity - at
 amortized cost, approximate market value of
 $814 and $812 at September 30, 1998 and
 June 30, 1998                                           809             809
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $18,573 and $18,413 at September 30, 1998
 and June 30, 1998                                    18,519          18,354
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $15,525 and $14,592 at September 30, 1998 and
 June 30, 1998                                        15,554          14,641
Loans held for sale - at lower of cost or market         773             882
Loans receivable - net                                69,904          71,476
Office premises and equipment - at depreciated
 cost                                                  2,267           2,250
Federal Home Loan Bank stock - at cost                   812             797
Accrued interest receivable on loans                     652             678
Accrued interest receivable on mortgage-backed
 securities                                              190             189
Accrued interest receivable on investments and
 interest-bearing deposits                                46              25
Goodwill - net of accumulated amortization               325             333
Prepaid expenses and other assets                        538             425
Prepaid federal income taxes                               -              15
                                                    --------        --------

       TOTAL ASSETS                                 $119,926        $117,790
                                                    ========        ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                        (In thousands, except share data)


                                                                       SEPTEMBER 30,      JUNE 30,
      LIABILITIES AND SHAREHOLDERS' EQUITY                                 1998             1998
                                                                       -------------     ---------
Deposits                                                                 $ 96,438         $ 94,988
Advances from the Federal Home Loan Bank                                   12,674           12,674
Loan of Employee Stock Ownership Plan                                          30               30
Advances by borrowers for taxes and insurance                                 379              300
Accounts payable on mortgage loans serviced for
 others                                                                       628              492
Accrued interest payable                                                       48               38
Other liabilities                                                             282              175
Accrued federal income taxes                                                   99                -
Deferred Federal income taxes                                                 448              430
                                                                         --------         --------

      Total liabilities                                                   111,026          109,127

Commitments                                                                     -                -

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued                                        -                -
 Common shares - 2,250,000 shares of $1.00
  par value authorized; 208,500 shares issued
  and outstanding at September 30, 1998 and
  June 30, 1998                                                               209              209
 Additional paid-in capital                                                 1,680            1,680
 Retained earnings - substantially restricted                               7,066            6,841
 Less required contributions for shares acquired
  by Employee Stock Ownership Plan (ESOP)                                     (30)             (30)
 Accumulated other comprehensive income:
  Unrealized losses on securities designated as
   available for sale - net of related tax effects                            (25)             (37)
                                                                         --------         --------

      Total shareholders' equity                                            8,900            8,663
                                                                         --------         --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $119,926         $117,790
                                                                         ========         ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,

                      (In thousands, except per share data)

                                                                     1998              1997
                                                                     ----              ----
Interest income
  Loans                                                            $1,549            $1,511
  Mortgage-backed securities                                          519               428
  Investment securities                                                37                29
  Interest-bearing deposits and other                                  77                51
                                                                   ------            ------

      Total interest income                                         2,182             2,019

Interest expense
  Deposits                                                          1,234             1,104
  Borrowings                                                          186               185
                                                                   ------            ------

      Total interest expense                                        1,420             1,289
                                                                   ------            ------

      Net interest income                                             762               730

Provision for losses on loans                                           7                 6
                                                                   ------            ------

      Net interest income after provision
       for losses on loans                                            755               724

Other income
  Loan servicing fees                                                   4                24
  Gain on sale of mortgage loans                                      127                22
  Gain (loss) on sale of mortgage-backed securities                    (1)                7
  Gain on sale of investment securities                                16                 -
  Service fees, charges and other operating                            16                12
                                                                   ------            ------

      Total other income                                              162                65

General, administrative and other expense
  Employee compensation and benefits                                  289               268
  Occupancy and equipment                                              94                92
  Data processing                                                      23                26
  Federal deposit insurance premiums                                   14                12
  Franchise taxes                                                      25                24
  Advertising                                                          31                23
  Amortization of goodwill                                              8                 8
  Other operating                                                      57                51
                                                                   ------            ------

      Total general, administrative and
       other expense                                                  541               504
                                                                   ------            ------

      Earnings before income taxes
       (subtotal carried forward)                                     376               285

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the three months ended September 30,

                      (In thousands, except per share data)

                                                                   1998                 1997
                                                                   ----                 ----
      Earnings before income taxes
       (subtotal carried forward)                                 $ 376                 $285

Federal income taxes
  Current                                                           114                   92
  Deferred                                                           12                    7
                                                                  -----                 ----

      Total federal income taxes                                    126                   99
                                                                  -----                 ----

      NET EARNINGS                                                $ 250                 $186
                                                                  =====                 ====

      EARNINGS PER SHARE:
        Basic                                                     $1.20                 $.89
                                                                  =====                 ====

        Diluted                                                   $1.14                 $.85
                                                                  =====                 ====

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,

                                 (In thousands)

                                                                  1998              1997
                                                                  ----              ----
Net earnings                                                      $250              $186

Other comprehensive income, net of related tax effects:
   Unrealized gains (losses) on securities
    designated as available for sale
      Unrealized gains (losses) arising
       during the period                                            22                (1)

      Reclassification adjustment:
       gain included in net earnings                               (10)               (4)
                                                                  ----              ----

                                                                    12                (5)
                                                                  ----              ----

Comprehensive income                                              $262              $181
                                                                  ====              ====

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,

                                 (In thousands)


                                                             1998              1997
                                                             ----              ----
Cash flows provided by (used in) operating activities:
  Net earnings for the period                             $   250           $   186
  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
     Amortization of premiums and accretion of
      discounts on investment securities, net                   -                 1
     Amortization of premiums and accretion of
      discounts on mortgage-backed securities, net              7                (1)
     Gain on sale of investment securities                    (16)                -
     Loss (gain) on sale of mortgage-backed securities          1                (7)
     Provision for losses on loans                              7                 6
     Gain on sale of mortgage loans                           (45)               (5)
     Amortization of deferred loan origination fees           (19)               (8)
     Loans originated for sale in the secondary market     (6,033)           (1,196)
     Proceeds from sale of loans in the secondary
      market                                                6,393             1,327
     Depreciation and amortization                             41                40
     Federal Home Loan Bank stock dividends                   (15)              (13)
     Amortization of goodwill                                   8                 8
     Increases (decreases) in cash due to changes in:
       Accrued interest receivable on loans                    26               (39)
       Accrued interest receivable on mortgage-backed
        securities                                             (1)                1
       Accrued interest receivable on investments
        and interest-bearing deposits                         (21)              (12)
       Prepaid expenses and other assets                     (113)              (15)
       Accrued interest payable                                10                 9
       Other liabilities                                      107                43
       Federal income taxes
        Current                                               114                77
        Deferred                                               12                 7
                                                           ------            ------

            Net cash provided by operating activities         713               409

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the three months ended September 30,

                                 (In thousands)

                                                                 1998               1997
                                                                 ----               ----
Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities
   designated as available for sale                           $ 1,445           $      -
  Proceeds from called investment securities held
   to maturity                                                     75                100
  Purchase of investment securities designated as
   as available for sale                                       (2,654)                 -
  Purchase of investment securities held to maturity              (75)              (650)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                               494                279
  Purchase of mortgage-backed securities designated as
   available for sale                                          (1,515)                 -
  Purchase of mortgage-backed securities held to
   maturity                                                    (1,644)              (511)
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                            864                 87
    Held to maturity                                              720                206
  Purchase of loans                                              (193)               (90)
  Loan disbursements                                           (6,172)           (10,146)
  Loan principal repayments                                     7,743              4,417
  Purchase of office premises and equipment                       (58)                (6)
  (Increase)decrease in certificates of deposit in
   other financial institutions - net                              83                 (1)
                                                             --------           --------

      Net cash used in investing activities                      (887)            (6,315)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                  20,247             23,793
  Withdrawals from deposit accounts                           (18,797)           (18,360)
  Proceeds from Federal Home Loan Bank advances                     -                800
  Repayments of Federal Home Loan Bank advances                     -               (800)
  Advances by borrowers for taxes and insurance                    79                 73
  Accounts payable on mortgage loans serviced for
   others                                                         136                (57)
  Dividends paid on common shares                                 (25)               (21)
                                                             --------           --------

      Net cash provided by financing activities                 1,640              5,428
                                                             --------           --------

  Net increase (decrease) in cash and cash equivalents          1,466               (478)

  Cash and cash equivalents at beginning of period              5,638              2,715
                                                             --------           --------

  Cash and cash equivalents at end of period                 $  7,104           $  2,237
                                                             ========           ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                    For the three months ended September 30,

                                 (In thousands)

                                                               1998                 1997
                                                               ----                 ----
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                    $     -              $    15
                                                            =======              =======

    Interest on deposits and borrowings                     $ 1,410              $ 1,280
                                                            =======              =======

Supplemental disclosure of noncash investing activities:
  Transfers of loans held for investment
   to held for sale classification                          $   199              $   126
                                                            =======              =======

  Transfer of allowance for loan losses
   from a general to a specific allocation                  $    12              $     -
                                                            =======              =======

  Recognition of mortgage servicing rights in
   accordance with Statement of Financial Accounting
   Standards No. 125                                        $    82              $    17
                                                            =======              =======

  Unrealized gains (losses) on securities designated
   as available for sale - net of related tax effects       $    12              $    (5)
                                                            =======              =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three month periods ended September 30, 1998 and 1997

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

1. Basis of Presentation
   ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation
   ---------------------------

         Towne Financial is a unitary savings and loan holding company. Since the date of its incorporation, Towne Financial's activities have been limited primarily to holding the common stock of its wholly-owned subsidiary, The Blue Ash Building and Loan Company ("Blue Ash", or the "Company").

         The accompanying consolidated financial statements include the accounts of Towne Financial and Blue Ash. Future references to Towne Financial or Blue Ash are utilized herein as the context requires. All significant intercompany balances and transactions

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1998 and 1997

2. Principles of Consolidation (continued)
   ---------------------------

have been eliminated in the accompanying consolidated financial statements.

3. Effects of Recent Accounting Pronouncements
   -------------------------------------------

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income - revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997, and required restatement of prior year financial statements presented for comparative purposes. Effective for the three months ended September 30, 1998, Towne Financial began presenting a separate statement of comprehensive income and other information pursuant to the provisions of SFAS No. 130. In accordance with the Statement, prior period financial statements presented for comparative purposes were restated to conform with SFAS No. 130.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1998 and 1997

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. A reportable segment, referred to as an operating segment, is a component of an enterprise about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. Enterprises are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. An enterprise is also required to describe how its operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in its financial statements and any changes in the measurement of segment amounts from the previous period. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 was effective for fiscal years beginning after December 15, 1997, but earlier application was encouraged. Segment information reported in earlier years was to be restated to conform to the requirements of SFAS No. 131. Enterprises were not required to report segment information in interim financial statements in the year of adoption, but comparative financial information was required beginning with the second year after adoption. The adoption of SFAS No. 131 did not have a material impact on Towne Financial's consolidated financial statements as management did not believe that implementation of this Statement resulted in the identification of other reportable business segments at this time.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1998 and 1997

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It eliminates certain current disclosures and requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardizes the disclosure requirements of SFAS No. 87, No. 88 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No. 106, and provides reduced disclosure requirements for nonpublic entities. SFAS No. 132 was effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Restatement of disclosures for earlier periods was required unless the information was not readily available, in which case the notes to the financial statements would include all available information and a description of the information not available. The adoption of SFAS No. 132 did not have a material impact on Towne Financial's consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes uniform accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and be recognized as either assets or liabilities in the statement of financial position. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract. In

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1998 and 1997

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

addition, SFAS No. 133 includes a provision that permits the transfer of held to maturity securities to the available for sale category or the trading category on the date of adoption of the Statement. Such transfers from the held to maturity category will not call into question an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 precludes certain fair value hedges of held to maturity securities and precludes certain cash flow hedges of the variable interest payments of held to maturity securities. SFAS No. 133 therefore includes the provision permitting transfer of securities out of the held to maturity category because it will enable an entity to hedge the securities or the cash flows from the securities in the future. The unrealized holding gain or loss on a held to maturity security that is transferred to the available for sale category should be reported as part of the cumulative effect adjustment in accumulated other comprehensive income, together with other transition adjustments reported in other comprehensive income on adoption of SFAS No. 133. If the security is transferred to the trading category, the unrealized holding gain or loss should be reported as part of the cumulative effect adjustment of adopting SFAS No. 133 in arriving at net income. SFAS No. 133 should be adopted in its entirety; it cannot be adopted piecemeal. All provisions of SFAS No. 133 should therefore be applied on initial application. The Statement is effective for fiscal years beginning after June 15, 1999. Early adoption is permitted as of the beginning of any fiscal quarter that begins after the Statement was issued. Management does not believe that the adoption of SFAS No. 133 will have a material adverse effect on Towne Financial's consolidated financial position or results of operations.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          For the three month periods ended September 30, 1998 and 1997

4. Earnings Per Share (continued)
   ------------------

         In accordance with the provisions of SFAS No. 128, basic earnings per share was computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during each of the periods presented. Basic earnings per share for the three month periods ended September 30, 1998 and 1997 has been computed based on 208,500 weighted-average shares of common stock outstanding. Unlike the primary earnings per share calculation of Accounting Principles Board ("APB") Opinion No. 15, the denominator of basic earnings per share does not include dilutive common stock equivalents, such as convertible securities, warrants, or stock options. As a result, exercisable options, attendant to Towne Financial's Stock Option and Incentive Plans, were not considered in the computation of basic earnings per share.

         Diluted earnings per share, which replaced fully-diluted earnings per share under APB Opinion No. 15, takes into consideration common shares outstanding (as computed under basic earnings per share) and dilutive potential common shares. As a result, diluted earnings per share was computed assuming exercise of all Towne Financial's outstanding stock options. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 219,218 for the three month periods ended September 30, 1998 and 1997.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

         In the following pages, management presents an analysis of Towne Financial's consolidated financial condition as of September 30, 1998, and the consolidated results of operations for the three month period ended September 30, 1998, as compared to the same period in 1997. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Towne Financial's operations and Towne Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Towne Financial's general market area.

         Without limiting the foregoing, some of the forward-looking statements included herein include the following:

         1. Management's determination of the amount of and adequacy of the allowance for loan losses;

         2.       The effect of changes in interest rates;

         3. Management's analysis and discussion of the interest rate risk, liquidity and regulatory capital of Blue Ash;

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998
------------------

         At September 30, 1998, Towne Financial's consolidated assets totaled $119.9 million, representing an increase of $2.1 million, or 1.8%, over the $117.8 million asset level at June 30, 1998. The increase in asset size experienced during the three months ended September 30, 1998 was funded principally through an increase in deposits of $1.4 million, or 1.5%, and, to a lesser extent, an increase in shareholders' equity of $237,000, or 2.7%, and an increase realized in all noninterest-bearing liabilities of $449,000, or 31.3%. Such increase in total assets was primarily due to an increase in cash and cash equivalents of $1.5 million, or 26.0%, an increase in investment securities of $1.2 million, or 76.5%, and an increase in mortgage-backed securities of $1.1 million, or 3.3%, all of which were partially offset by a reduction in loans receivable and loans held for sale of $1.7 million, or 2.3%. The current period's growth in assets followed an increase of $15.2 million, or 14.9%, during fiscal 1998 and $10.4 million, or 11.2%, during fiscal 1997. Towne Financial's growth during the three month period ended September 30, 1998 and over the last two years was generally indicative of management's efforts to increase net interest income levels by effectively leveraging the capital base. The growth in total assets was also consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations within the existing branch structure.

         Cash and due from banks, federal funds sold, interest-bearing deposits and certificates of deposits in other financial institutions totaled approximately $7.5 million at September 30, 1998, an increase of $1.4 million, or 22.6%, from June 30, 1998 levels of $6.1 million. The significant increase during the three months ended September 30, 1998 in cash, cash equivalents and certificates of deposit in other financial institutions was largely driven by growth in deposits, which was coupled with a reduction in the loan portfolio as loan prepayments and loan sales accelerated in a historically low interest rate environment. The increase in deposits of $1.4 million, or 1.5%, and the decrease in loans receivable and loans held for sale of $1.7 million, or 2.3%, were primarily used to fund an increase of $1.2 million, or 76.5%, in investment securities and an increase of $1.1 million, or 3.3%, in mortgage-backed securities, while the remaining inflows from an increased deposit base and, in conjunction with, a reduction in the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

loan portfolio were invested into federal funds sold. Growth in deposits and proceeds received from loan sales and repayments outpaced growth in the investment and mortgage-backed securities portfolios, causing the buildup in cash and cash equivalents at September 30, 1998.

         Investment securities designated as available for sale and held to maturity totaled $2.8 million at September 30, 1998, an increase of $1.2 million, or 76.5%, over June 30, 1998 levels of $1.6 million. This increase in investment securities reflected the purchase of predominately municipal obligations of $2.6 million, which was partially offset by proceeds received from sale of municipal obligations of $1.4 million. With interest rates having fallen so rapidly during the three months ended September 30, 1998, the Corporation experienced an increase in liquidity and a shortening in duration on many security positions within the investment and mortgage-backed securities portfolios. This was especially true considering the amount of cash flow which will be coming into the portfolio through called U.S. Government and agency obligations and mortgage prepayments in the months ahead. The result is exposure to a continued decline in interest rates. The Corporation's interest rate risk position has changed as the decline in interest rates has accelerated cash flows from callable and mortgage securities. As a result, the Corporation has become heavily exposed to falling interest rates. To correct this exposure, the purchase of fixed-rate assets was needed. The wide spreads and steepness of the municipal yield curve made tax-free securities especially attractive to correct exposure to falling interest rates during the three months ended September 30, 1998. As a result, the excess funds from the deposit growth as well as from proceeds from loan sales and prepayments on loans were utilized to purchase tax-free fixed-rate municipal obligations designated as available for sale with eight to ten years of call protection and maturities ranging from twelve to twenty-five years. These securities were acquired for the purpose of not holding them to maturity, to obtain attractive tax equivalent yields in a declining interest rate environment, to recognize additional earnings through profits from sale of securities in future periods to offset the pressures of narrowing net interest margins and to lengthen out maturities within the investment portfolio so as to

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

combat the shortened portfolio duration as a result of accelerating calls and prepayments on securities. The overall increase in investment securities during the three months ended September 30, 1998 not only resulted from a slowdown in the growth of the loan portfolio, but also resulted from management's decision to leverage funds into higher yielding assets, such as municipal obligations.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity increased by approximately $1.1 million, or 3.3%, during the three months ended September 30, 1998. This increase in the mortgage-backed securities portfolio was attributed to purchases of $1.7 million in floating-rate collateralized mortgage obligations designated by management as held to maturity, purchases of $1.5 million in fixed-rate collateralized mortgage obligations designated as available for sale and a net decrease in unrealized market losses on securities designated as available for sale of $5,000, all of which were partially offset by proceeds from the sale of securities designated as available for sale, including losses, of $495,000, principal repayments on securities of $1.6 million and amortization of premiums and accretion of discounts on securities, net, of $7,000. Management elected to increase the level of its mortgage-backed securities during the three months ended September 30, 1998 as the loan portfolio growth slowed in attempts to diversify its investment holdings and to increase the volume of interest-earning assets relative to the equity base (leverage) in order to improve net interest income and overall net earnings. Funding the growth in the mortgage-backed securities portfolio was provided primarily from increased deposits, proceeds from the sale of certain securities, principal repayment cash flows on existing securities in the portfolio and excess funds shifted over from the loan portfolio due to the acceleration of loan sales and repayments on loans. From time to time, when opportunities exist, the Corporation utilizes advances from the Federal Home Loan Bank in the acquisition of certain securities in order to lock in an attractive spread between investment and borrowing. In continuing its efforts from prior periods to better diversify the mortgage-backed securities portfolio so as to improve overall performance and yield, the Corporation acquired during the three months ended September 30, 1998 short- to immediate-term fixed-rate securities

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

designated as available for sale, a monthly floating-rate collateralized mortgage obligation indexed to the composite prime rate of 75% of the thirty largest U.S. banks as reported by The Wall Street Journal and a monthly floating-rate short average life collateralized mortgage obligation indexed to the Eleventh District cost of funds. By investing in short- to intermediate-term fixed-rate securities, specifically collateralized mortgage obligations, management intended to capitalize if the Federal Reserve Board began cutting short-term interest rates, which appear artificially high in relation to long-term interest rates. The floating-rate security tied to the composite prime rate was acquired in order to take advantage of an attractive spread to the comparable U.S. treasury index without incurring a greater prepayment risk stemming from a lower interest rate environment that existed during the three months ended September 30, 1998. The floating-rate security tied to the Eleventh District cost of funds was acquired as a defensive measure and to take advantage of a lower interest rate environment currently in effect. As a result of these acquisitions, management wanted to be in position to not only improve its current overall yield on mortgage-backed securities, but to more favorably capitalize in a declining interest rate environment.

         Loans receivable and loans held for sale decreased in the aggregate by approximately $1.7 million, or 2.3%, during the three months ended September 30, 1998. This decline was largely attributed to loan sales, net of gains, of $6.4 million and principal repayments on loans of $7.7 million, which were partially offset by loan disbursements, loan purchases and loans originated for sale in the secondary market of $12.4 million. The reduction in the loan portfolio was primarily due to a decrease of $1.2 million, or 10.5%, in nonresidential real estate and land loans and a decrease of $755,000, or 1.4%, in one-to-four family residential real estate and construction loans, both of which were partially offset by an increase of $191,000, or 7.3%, in home equity line of credit loans, an increase of $57,000, or 1.5%, in multi-family residential real estate loans and an increase of $9,000, or 4.6%, in passbook loans to deposit customers and other secured consumer loans. Over the past few years, Blue Ash has substantially grown in the loan portfolio as a result of a continued greater loan

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

origination volume in all types of loans, management's strategy to primarily hold loans in the portfolio subject to certain interest rate risk limitations and management's strategy to redeploy funds from other asset categories into lending activities to the extent practicable. The strategy to hold loans has reflected management's continued desire to grow the Corporation largely through loan portfolio growth, management's desire to obtain a better loan portfolio mix of adjustable- and fixed-rate loans by increasing the fixed-rate portion of its loan portfolio and management's intent to increase its loan-to-deposits ratio. During the three months ended September 30, 1998 as well as during the last two previous quarters, however, due to a decline in long-term interest rates toward historical lows, combined with a shift to a very flat yield curve, management redirected its efforts and strategies to originating for sale in the secondary market all conforming single-family residential mortgage loans in order to reduce its exposure to interest rate risk. Adhering to this change in strategy, coupled with heavy principal repayments and payoffs on loans, resulted in a reduction of loans receivable and loans held for sale at September 30, 1998. During this period of generally lower interest rates, loan originations and loan sales were at higher levels than in prior periods due to an increased loan demand consisting primarily of refinancings and fixed-rate loans. During the three months ended September 30, 1998, total loan originations were a robust $12.4 million, as compared to $11.4 million during the three months ended September 30, 1997, an increase of $966,000, or 8.4%. Specifically, loans originated for sale in the secondary market increased dramatically during the three months ended September 30, 1998, as compared to September 30, 1997, from $1.2 million to $6.0 million, while loans originated and purchased for the portfolio declined from period-to-period from $10.2 million to $6.4 million. It was management's strategy to accelerate loan originations during this lower interest rate period by utilizing loan sales as a means to accommodate the increased loan volume, thereby slowing loan portfolio growth and increasing other operating income from gains on sale of loans in the secondary market. Management utilized sales of loans in the secondary market as a means of meeting the consumer preference for fixed-rate loans. If interest rates remain at all time historical lows, selling residential mortgage loans in the secondary market will continue to be a part of Blue Ash's future plans, as this practice will enable

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

Blue Ash to enhance the management of its liquidity position as well as effect changes in its asset and liability mix. Despite the reduction in the loan portfolio which was dictated by a declining interest rate environment, overall loan origination volume remained very strong during the three months ended September 30, 1998 due to the continued strong marketing and selling effort by management to originate loans and the continual development and refinement of new loan products and programs to better serve the lending area.

         At September 30, 1998, the Corporation's allowance for loan losses totaled $271,000, an increase of $7,000, or 2.7%, over the $264,000 level represented at June 30, 1998. During the three months ended September 30, 1998, the Corporation increased its allowance for general loan losses by $7,000 and transferred $12,000 in allowance for loan losses from a general to a specific allocation. The Corporation's internally-classified assets, net of a specific valuation allowance, totaled approximately $604,000 at September 30, 1998, as compared to $885,000 at June 30, 1998. Non-performing and nonaccrual loans totaled $604,000, or 0.85% of loans receivable and loans held for sale, at September 30, 1998, and $885,000, or 1.22% of loans receivable and loans held for sale, at June 30, 1998. The improvement in internally-classified and non-performing and nonaccrual loans during the three months ended September 30, 1998 was largely due to the payoff in full of a delinquent single-family loan in the amount of $187,000 and the return to a current status of another single-family loan. In the opinion of management, such internally-classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 70-75% loan-to-value ratio at September 30, 1998 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

anticipated economic conditions in Blue Ash's lending area. The provision for general loan losses of $7,000 recorded during the three months ended September 30, 1998 was attributed to management's assessment of the current level of internally-classified and non-performing and nonaccrual loans, the current composition of loans within the portfolio and Blue Ash's overall growth within the loan portfolio over the past few years. Management believed that the loan loss allowance existing at September 30, 1998 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally-classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at September 30, 1998 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At September 30, 1998, the Corporation's allowance for loan losses consisted of a general valuation allowance of $259,000 and a specific loan loss allowance of $12,000, and represented 0.38% of the total amount of loans outstanding, including those loans designated as held for sale, and 44% of internally-classified assets.

         Deposits totaled $96.4 million at September 30, 1998, an increase of $1.4 million, or 1.5%, over the $95.0 million in deposits outstanding at June 30, 1998. The increase in total overall deposits was primarily the result of an increase in certificates of deposit of $1.4 million, or 1.9%, which was partially offset by a slight decrease in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $28,000, or 0.1%. The increase in certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) during the three months ended September 30, 1998 was attributed to an increase in certificate of deposit balances obtained from the local market area of $2.2 million, or 2.5%, which was partially offset by a decline in outstanding brokered deposits of $791,000, or 13.6%. In an effort to sustain deposit growth during the three months ended September 30, 1998, management continued its strategy in part of funding the growth in assets by carefully growing the deposit base through certificates of deposit. The increase in certificates of

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

deposit from Blue Ash's local market area during the three months ended September 30, 1998 was attributed to the influx of new accounts resulting from continued strong marketing efforts and competitive pricing on certificate of deposit accounts. The reduction in brokered deposits and other out-of-state funds was de-emphasized by management as they became a less attractive alternative funding source. The need for brokered deposits lessened as the loan portfolio growth slowed in the declining interest rate environment and cash flows from loans and mortgage-backed securities accelerated. From time to time, however, when circumstances dictate in the future, management will continue its strategy of selectively obtaining brokered deposits and other out-of-state funds to supplement its deposit base. As long as demand for new loan production remains strong in the periods ahead, brokered deposits will continue to be a viable funding source, as management is reluctant to aggressively price above market and seek at all times certificates of deposit from its local market area. The decrease in transaction accounts during the three months ended September 30, 1998, primarily from money market deposit accounts and passbook accounts, which are subject to daily repricing, was primarily due to the transfer of funds from money market deposit accounts and passbook accounts into higher yielding certificate of deposit investments and other investment alternatives such as mutual funds or the stock market, which was partially offset by an increase in customer checking accounts. As part of its efforts to increase the deposit base, management continued its more assertive efforts during the three months ended September 30, 1998 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on the cross-selling of deposit products (i.e., checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. As a result of these marketing and selling efforts, the outstanding balance of all customer checking accounts increased by $195,000, or 5.6%, and the number of overall checking accounts increased by 3.6% during the three months ended September 30, 1998. The overall growth in deposits during the three months ended September 30, 1998 reflected management's continuing efforts to maintain steady growth and was consistent with management's short-term and long-term goals. From time to time, however, in an attempt to closely control its overall

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

cost of funds and based on the current interest rate environment, management may temporarily elect to use alternative funding sources, such as brokered deposits. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted principally of Federal Home Loan Bank advances at September 30, 1998, totaled approximately $12.7 million at September 30, 1998, as compared to $12.7 million at June 30, 1998. Although there was no activity with regards to borrowings with the Federal Home Loan Bank or any other third party source during the three months ended September 30, 1998, Federal Home Loan Bank advances have been actively pursued and utilized by the Corporation for a variety of reasons in prior periods and will continue to be used when necessary in future periods. From time to time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. Federal Home Loan Bank advances are utilized by Blue Ash for funding in times of low cash availability, as well as funding specific needs, such as large loans. Another use is the funding of investments and mortgage-backed securities, where an attractive spread is offered when compared to the cost of borrowing, and where both the security and the borrowing may have similar terms to maturity or similar repricing patterns. Management believes that the use of Federal Home Loan Bank advances is a prudent measure in the above instances. Additionally, Federal Home Loan Bank advances may also be used as an instrument in the control of interest rate risk when appropriate or for restructuring purposes. In future periods, management may acquire additional Federal Home Loan Bank advances to fund loan production, to acquire investments and mortgage-backed securities, or as a tool to manage the interest rate risk of Blue Ash.

         Shareholders' equity totaled $8.9 million at September 30, 1998, an increase of $237,000, or 2.7%, over the total of $8.7

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

million at June 30, 1998. The increase in shareholders' equity was primarily due to net earnings for the period of $250,000 and a decrease in unrealized market losses on securities designated as available for sale, net of related tax effects, of $12,000, both of which were partially offset by the payment of dividends to shareholders of $25,000. At September 30, 1998, shareholders' equity as a percentage of total assets was 7.4%.

         Blue Ash is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Blue Ash's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Blue Ash must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Blue Ash's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets, while the risk-based capital requirement currently provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets as of September 30, 1998. In computing risk-weighted assets, Blue Ash multiplies the value of each asset on its statement of financial condition by a defined risk-weighted factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at September 30, 1998.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

Specifically, Blue Ash's tangible and core capital of $8.6 million, or 7.2% of total adjusted assets, exceeded the respective minimum requirements of $1.8 million and $3.6 million at that date by approximately $6.8 million, or 5.7% of total adjusted assets, and $5.0 million, or 4.2% of total adjusted assets. Additionally, Blue Ash's risk-based capital of approximately $8.8 million at September 30, 1998, or 15.4% of risk-weighted assets (including a general loan loss allowance of $259,000), exceeded the current 8.0% requirement of $4.6 million by approximately $4.2 million, or 7.4% of risk-weighted assets.

         The OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         The OTS adopted a final rule in August 1993 incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has indicated that no institution will be required to deduct an interest rate risk component from capital for purposes of computing the risk-based capital requirement until further notice. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. The OTS will continue, however,

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to
---------------------------------------------------------------
September 30, 1998 (continued)
------------------

to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At September 30, 1998, Blue Ash had total assets of $119.9 million and risk-based capital in excess of 15.0% which would have qualified Blue Ash for this exemption had the new requirements been in effect at such date.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997
---------------------------

General
-------

         Net earnings totaled $250,000 for the three months ended September 30, 1998, representing an increase of $64,000, or 34.4%, over the $186,000 in net earnings recorded for the three months ended September 30, 1997. The improvement in earnings level for the three months ended September 30, 1998 was primarily attributable to an increase in net interest income after provision for losses on loans of $31,000, or 4.3%, and an increase in other income of $97,000, or 149.2%, which were partially offset by an increase in general, administrative and other expense of $37,000, or 7.3%. The increase in earnings level before federal income taxes of $91,000, or 31.9%, resulted in an increase in the provision for federal income taxes of $27,000, or 27.3%.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income increased by $32,000, or 4.4%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The increase in net interest income during the three months ended September 30, 1998 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances of all the Corporation's interest-earning assets (loans, mortgage-backed securities, investment securities and other interest-earning assets), which were partially offset by declines in the weighted-average rates earned on such interest-earning assets. Total interest income on the Corporation's interest-earning assets increased by $163,000, or 8.1%, during the three months ended September 30, 1998 due to overall increases of $12.2 million, or 12.1%, in the average outstanding balances of such interest-earning assets, which were partially offset by overall declines of 29 basis points (100 basis points equal 1%), from 8.02% to 7.73%, in the weighted-average yields earned on such interest-earning assets. The increase in total interest income during the three months ended September 30, 1998 was partially offset by an increase in total interest expense, primarily due to increases in the average outstanding balances of deposits and borrowings, which were partially offset by decreases in the weighted-average rates paid on deposits and borrowings. Total interest expense on the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

Corporation's interest-bearing liabilities for the three months ended September 30, 1998, as compared to the same period in the prior year, increased by $131,000, or 10.2%, due to overall increases of $10.9 million, or 11.3%, in the average outstanding balances of such interest-bearing liabilities, which were partially offset by overall declines of 5 basis points, from 5.31% to 5.26%, in the weighted-average rates paid on the Corporation's interest-bearing liabilities. The downward movement in the average yields earned on the Corporation's interest-earning assets as compared to the average yields paid on the Corporation's interest-bearing liabilities reflected assets repricing downward more rapidly than liabilities. Such changes in yields earned and paid were reflected in the interest rate spread, which had decreased from 2.71% during the three months ended September 30, 1997 to 2.47% during the three months ended September 30, 1998, and the net yield (net interest income as a percentage of average interest-earning assets), which had decreased from 2.90% during the three months ended September 30, 1997 to 2.70% during the three months ended September 30, 1998. The major factors contributing to the decreases in the interest rate spread and net yield period-to-period were the decline in long-term interest rates toward historical lows and the extremely flat yield curve which continued to develop during the three months ended September 30, 1998, which made it more difficult for the Corporation to earn a significant positive spread on new deposit activity.

         Interest income on loans increased by $38,000, or 2.5%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The increase in interest income on loans during the three months ended September 30, 1998 was due to an increase of $1.9 million, or 2.7%, in the average balance of loans outstanding, which was partially offset by a decline of 2 basis points, from 8.67% to 8.65%, in the weighted-average rate earned on loans. The increase in the average outstanding balance of loans period-to-period reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio has been attributed to a strong loan origination volume and management's

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

ongoing strategy, to the extent practicable, to portfolio fixed-rate mortgage loans subject to certain interest rate risk limitations. Over the past nine months, however, this loan growth in the portfolio has been curtailed to some degree by the rapidly declining interest rate environment which has had the effect of accelerating prepayments on loans and refinancings of higher rate mortgage loans. The decrease in the average yield earned on loans during the three months ended September 30, 1998 was principally the result of the acceleration of prepayments on higher yielding fixed-rate mortgage loans held in the loan portfolio in the low interest rate environment, the downward repricing of existing adjustable-rate ("teaser") mortgage loans and the reduction period-to-period in the average outstanding balance of higher rate nonresidential real estate and land loans.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity increased by $91,000, or 21.3%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The increase in interest income on mortgage-backed securities during the three months ended September 30, 1998 was the result of an increase in the average outstanding balance of mortgage-backed securities of $7.0 million, or 26.4%, which was partially offset by a decline in the weighted-average rate earned on such assets of 27 basis points, from 6.43% to 6.16%. The increase in the average outstanding balance of mortgage-backed securities reflected the purchases of fixed-rate and floating-rate collateralized mortgage obligations, which were partially offset by principal repayments and sales of securities. As long-term interest rates declined and greater emphasis was placed on originating fixed-rate loans for sale during the three months ended September 30, 1998, management elected to shift more funds from other asset categories into the mortgage-backed securities portfolio as loan portfolio growth slowed from the increased refinancing and payoff of higher rate portfolio fixed-rate loans. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to sustain continued growth in asset levels by primarily using deposits and repayment cash flows

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

to fund purchases of such assets. From time to time when circumstances dictate and opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which offset the lack of growth in the loan portfolio, helped improve the Corporation's overall interest rate spread and net earnings level as well as achieve better diversification of securities within the portfolio. The decrease in the weighted-average yield earned on mortgage-backed securities period-to-period generally reflected the greater principal repayments on higher yielding securities due to a lower interest rate environment during the three months ended September 30, 1998 and the downward movement in the U.S. treasury rates which a certain segment of the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations are tied to in determining interest rate changes.

         Interest and dividend income on investment securities and other interest-earning assets increased in the aggregate by $34,000, or 42.5%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The increase during the three months ended September 30, 1998 was primarily due to increases of $827,000, or 50.9%, and $2.4 million, or 86.9%, in the average outstanding balances of investment securities and other interest-earning assets (primarily interest-bearing deposits in other financial institutions), respectively, which were partially offset by declines of 110 basis points, or 15.4%, and 143 basis points, or 19.2%, in the weighted-average rates earned on investment securities and other interest-earning assets, respectively. The increase in the average outstanding balance of investment securities during the three months ended September 30, 1998 was principally due to the purchase of municipal obligations. As interest rates continued falling toward historical lows, the purchasing of new U.S. Government agency obligations became less attractive as interest rate spreads tightened and call periods shortened. As a result, the Corporation began purchasing tax-free fixed-rate municipal obligations with good call

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

protections and relatively attractive tax equivalent yields in comparison to other investment alternatives. These municipal securities were primarily designated as available for sale and were utilized to supplement the overall asset yields while loan portfolio growth slowed. The decrease in the weighted-average yield earned on investment securities was the function of a lower interest rate environment period-to-period, as newer securities' purchases were obtained at lower rates than those securities previously purchased, and the call of higher rate U.S. Government agency obligations. The increase in other interest-earning assets was attributed in part to continued growth in assets period-to-period and to an increase in excess liquidity and expected cash flows from called investment securities and accelerated mortgage prepayments as a result of interest rates having fallen so rapidly. The decrease in the weighted-average rate earned on such interest-earning assets period-to-period was the direct result of a lower interest rate environment during the three months ended September 30, 1998 and the significantly greater level of lower earning federal funds sold in the portfolio at September 30, 1998.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $130,000, or 11.8%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The increase in interest expense on deposits during the three months ended September 30, 1998 was due to an increase of $10.3 million, or 12.1%, in the average balance of deposits outstanding, which was partially offset by a decrease of 1 basis point, from 5.19% to 5.18%, in the weighted-average rate paid on deposits. The increase in the average balance of deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $10.0 million, or 15.1%, which was coupled with an increase of $328,000, or 1.7%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher yielding term

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

certificates of deposit and from an influx of new deposits due to increased marketing and selling efforts by management and competitive pricing strategies. In addition, from time to time, management has utilized brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, interest rates paid on brokered deposits were actually the same or lower than interest rates paid on local deposits. The increase in transaction accounts was largely due to management's continued strong efforts to expand its core deposit base through increased customer checking accounts so as to better develop cross-selling opportunities of other Company products and services as well as to lower overall cost of funds. The increase in the average outstanding balance of deposits period-to-period was necessary to predominately fund the growth in the loan, investment and mortgage-backed securities portfolios. The decrease in the weighted-average rate paid on deposit accounts period-to-period reflected lower market rates of interest, which was partially offset by a greater percentage of higher rate certificate of deposit balances to total deposit balances during the three months ended September 30, 1998. Specifically, the weighted-average rate paid on certificates of deposit decreased from 5.90% during the three months ended September 30, 1997 to 5.80% during the three months ended September 30, 1998, and the weighted-average rate paid on transaction accounts decreased slightly from 2.69% during the three months ended September 30, 1997 to 2.68% during the three months ended September 30, 1998. The increase in the higher costing certificate of deposit balances as a percentage of total deposits increased period-to-period from 78% to 80%.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, special convertible fixed-rate advances and, to a lesser extent, an adjustable-rate loan of the ESOP at September 30, 1998, increased by $1,000, or 0.5%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The increase in interest expense on borrowings during the three months ended September 30, 1998 was attributed to an increase of $645,000, or 5.3%, in the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

average outstanding balance of borrowings, which was partially offset by a decline of 28 basis points, or 4.6%, in the weighted-average rate paid on borrowings. Such increase in the average outstanding balance of borrowings period-to-period was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist, in part, in funding the Corporation's lending and investment activities. Advances from the Federal Home Loan Bank were utilized by management as an alternative funding source to deposits in order to provide additional liquidity and sources of funds to the lending function during periods of cash outflows, as well as to pursue its lending and investment programs when the opportunities existed. During the three months ended September 30, 1998, the weighted-average rate paid on borrowings was reduced to 5.86%, a decline of 28 basis points from the 6.14% during the three months ended September 30, 1997. This decline in the weighted-average rate paid period-to-period generally reflected management's restructuring efforts of its borrowing mix by lengthening out maturities in a lower interest rate environment that prevailed when such restructuring was undertaken. Management accomplished its objectives by taking advantage of special convertible fixed-rate advances offered at attractive rates by the Federal Home Loan Bank and paying off higher rate short-term LIBOR-based advances as well as replacing a maturing five year fixed-rate advance. Such restructuring of its total borrowings allowed Blue Ash the opportunity to reduce its cost of funds on $6.0 million of borrowings by approximately 43 basis points.

         The Corporation's provision for losses on loans increased by $1,000, or 16.7%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The provision for losses on loans, which was comprised solely of discretionary additions to the general loan loss allowance during the three months ended September 30, 1998, represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb losses in the loan portfolio. The 1998 three month period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio, growth in the loan portfolio, changes in the composition of loans and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in minimal loan losses (charge-offs) over the past five years. The Corporation's provision for losses on loans during the three months ended September 30, 1998 was principally attributable to management's current assessment of its internally-classified and non-performing and nonaccrual loans and to the growth in the loan portfolio which has been mostly prevalent over the past several years. Management uses the best information available in providing for possible loan losses and believes that the allowance is adequate to cover any unforeseen losses in the loan portfolio at September 30, 1998. However, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans increased during the three months ended September 30, 1998 by $31,000, or 4.3%, as compared to the same period in the prior year.

Other Income
------------

         Total other income increased by $97,000, or 149.2%, from $65,000 during the three months ended September 30, 1997 to $162,000 during the three months ended September 30, 1998. The primary reasons for this rise in other income during the three months ended September 30, 1998 were an increase in gain on sale of mortgage loans of $105,000, or 477.3%, an increase in gain on sale of investments and mortgage-backed securities of $8,000, or 114.3%,

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Other Income (continued)
------------

and an increase in service fees, charges and other operating income of $4,000, or 33.3%, all of which were partially offset by a decrease in loan servicing fees of $20,000, or 83.3%.

         The Corporation recognized gains (including mortgage servicing rights pursuant to SFAS No. 125) on the sale of mortgage loans in the secondary market of $127,000 and $22,000 during the three months ended September 30, 1998 and 1997, respectively. Such gains were the result of Blue Ash selling its fixed-rate single-family residential mortgage loans to the Federal Home Loan Mortgage Corporation in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Loan sales volume increased dramatically during the three months ended September 30, 1998, as the demand for fixed-rate single-family residential mortgage loans was stronger within Blue Ash's lending area than during the three months ended September 30, 1997 due to a lower interest rate environment prevailing during the 1998 period. As a result, proceeds from the sale of loans in the secondary market increased from $1.3 million during the three months ended September 30, 1997 to $6.4 million during the three months ended September 30, 1998, an increase of $5.1 million, or 381.8%, and loans originated for sale in the secondary market increased from $1.2 million during the three months ended September 30, 1997 to $6.0 million during the three months ended September 30, 1998, an increase of $4.8 million, or 404.4%. In order to adequately meet the increased demand for lower rate fixed-rate mortgages and refinancings of higher rate fixed-rate mortgages and adjustables during the 1998 period, management placed more emphasis on loans originated for sale in the secondary market as opposed to holding loans in the portfolio as it had predominately done over the past few years. Such a change in strategy had the effect of slowing loan portfolio growth and core earnings, while at the same time increasing gains on sale of loans and reducing the Corporation's overall exposure to interest rate risk.

         The increase in gain on sale of mortgage-backed securities and investment securities of $8,000, or 114.3%, during the three months ended September 30, 1998 was due to increased sales activity

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Other Income (continued)
------------

within the securities portfolio. During the three months ended September 30, 1998, there were proceeds of $1.4 million from the sale of investment securities and $494,000 from the sale of mortgage-backed securities, while there was only $279,000 in total sale proceeds from securities during the three months ended September 30, 1997. Such sales activity in the 1998 period was predicated upon the declining interest rate environment that prevailed and better diversifying the investment and mortgage-backed securities portfolios so as to improve the Corporation's overall yield and market performance to varying interest rate environments. In particular, the Corporation took advantage of the declining interest rate environment and attractive spreads as compared to other investment alternatives by acquiring and then selling certain tax-free municipal obligations designated as available for sale for the primary purpose of bolstering other income from the gains on sales in order to combat the effects of declining overall yields on interest-earning assets and a tighter interest rate spread. The decrease in loan servicing fees of $20,000, or 83.3%, during the three months ended September 30, 1998 was principally attributed to an increase of $24,000 in expenses for amortization and impairment of originated mortgage servicing rights under SFAS No. 125 due to a greater mortgage servicing rights portfolio during the 1998 period and to accelerated prepayments of mortgages associated with a declining interest rate environment, which was partially offset by an increase of approximately $8.5 million, or 20.4%, in the average outstanding balance of loans sold in the secondary market and to other financial institutions. The increase in service fees, charges and other operating income of $4,000, or 33.3%, reflected increased fees generated period-to-period from NOW accounts, construction loan draws, in-house inspection fees and fee income received from correspondent lenders for nonconforming loans.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense increased by $37,000, or 7.3%, during the three months ended September 30, 1998, as compared to the same period in the prior year. The components of this increase in total general, administrative and

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

other expense during the three months ended September 30, 1998 were comprised of an increase in employee compensation and benefits of $21,000, or 7.8%, an increase in advertising expense of $8,000, or 34.8%, an increase in occupancy and equipment expense of $2,000, or 2.2%, an increase in federal deposit insurance premiums of $2,000, or 16.7%, an increase in state franchise tax expense of $1,000, or 4.2%, and an increase in other operating expense of $6,000, or 11.8%, all of which were partially offset by a decrease in data processing expense of $3,000, or 11.5%.

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $21,000, or 7.8%, during the three months ended September 30, 1998, as compared to the same period in the prior year, was primarily due to normal merit increases, increases in loan officer salaries due to a change in the method of compensating certain of these employees, increases in employee group health insurance premiums, increases in loan officer bonus expense as a result of a greater lending volume, increases in annual bonus expense to employees and officers stemming from a higher earnings level, increases in director medical reimbursement expenses and increases in certain payroll-related taxes such as social security taxes and workers' compensation, all of which were partially offset by decreases in expenses related to the ESOP due to the additional expense incurred in the 1997 period for the payout of benefits to terminated employees and increases of $14,000, or 38.9%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $966,000, or 8.4%, increase in total lending volume period-to-period and increased personnel costs per loan during the 1998 period.

         The increase in occupancy and equipment expense of $2,000, or 2.2%, was largely due to increases in office building repair and maintenance, depreciation on furniture, fixtures and equipment resulting from upgrading the Corporation's internal computer systems and expenses associated with ATM processing. The increase

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

General, Administrative and Other Expense (continued)
-----------------------------------------

in advertising expense of $8,000, or 34.8%, was principally attributable to a continuation of intensified marketing and selling efforts by management which were directed toward the loan origination function and attracting new deposits and to an increase in classified advertising in newspapers for various job openings within the Corporation. The decrease of $3,000, or 11.5%, in data processing and related fees, which are based on the outstanding number of loan and deposit accounts, reflected the negotiation of lower costs in the renewal of Blue Ash's contract with its third party provider of data processing services in a prior period, which was partially offset by an increased average deposit base as well as growth in lending operations. The increase in federal deposit insurance premiums of $2,000, or 16.7%, was primarily attributed to an increased average deposit base period-to-period, while the increase in state franchise tax expense of $1,000, or 4.2%, was primarily attributed to an enhanced equity capital position period-to-period. The increase in other operating expense of $6,000, or 11.8%, was primarily due to increases in supervisory assessments, directors' and officers' insurance, annual audit and tax service, organizational dues and subscriptions, NOW accounts and legal expenses pertaining to delinquent loans, all of which were partially offset by a reduction in outside consulting and other professional services.

Federal Income Taxes
--------------------

         The provision for federal income taxes totaled $126,000 for the three months ended September 30, 1998, as compared to $99,000 for the three months ended September 30, 1997, an increase of $27,000, or 27.3%. The increase in provision for federal income taxes reflected the higher level of pre-tax earnings for the three months ended September 30, 1998, an increase of $91,000, or 31.9%, from $285,000 during the three months ended September 30, 1997 to $376,000 during the three months ended September 30, 1998. As a result, the level of federal income tax expense for each of the three month periods ended September 30, 1998 and 1997 generally reflected the level of pre-tax earnings for such periods. The Corporation's effective tax rates amounted to 33.5% and 34.7% for the three month periods ended September 30, 1998 and 1997, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Year 2000 Compliance Issues
---------------------------

         The Year 2000 issue is a serious operational problem which is widespread and complex, affecting all industries. The Federal Financial Institution Examination Council (the "FFIEC"), representing the views of each of the primary financial institution regulators, has focused on the risk that programming code in existing computer systems will fail to properly recognize the new millennium when it occurs in the year 2000. According to various studies, most computer programs and related hard-printed memory circuits have been developed utilizing six-digit date fields (YYMMDD) with the YY two-digit field for the year and the basis for all calculation formulas. While this two-digit approach has worked in the past, as the financial services industry enters the year 2000, the two-digit field will not permit accurate calculations based on current formulas. For example, January 1, 2000, will read as 000101; many computers will recognize this date as January 1, 1900, or default to January 1, 1980. In either case, the potential impact to data calculations will be significant. Erroneous calculations may occur due to the computers' erroneous reading of the year, or entire systems failures may occur. Other concerns have been raised regarding February 29, 2000, as well as September 9, 1999 (990999), which are new calculation challenges that may result in further problems.

         Most significantly affected are all forms of financial accounting, including interest computations, due dates, pensions, personnel benefits, investments, legal commitments, valuations, fixed asset depreciation lapse schedules, tax filings and financial models. Additional problems may occur on inventory, maintenance and file record retention programs. The total impact is currently unknown; however, it is projected that failure to address these programming code issues and make appropriate changes may expose an institution to all types of risks, including credit, transaction, liquidity, interest rate, compliance, reputation, strategic, price and foreign exchange.

         Programming code changes to account for these issues will require from thousands to millions of lines of code, representing a tremendous time commitment and cost to correct. Many financial institutions, services and vendors are on a tight time line for

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended
-----------------------------------------------------------------
September 30, 1998 and 1997 (continued)
---------------------------

Year 2000 Compliance Issues (continued)
---------------------------

determining what programming changes to fix, correcting the affected software programs, testing the new software code, and then fully implementing the software changes.

         Blue Ash established a Year 2000 Action Team, which includes senior management representatives and other key employees, to assess the risk of potential problems that might arise from the failures of computer programming to recognize the year 2000 and to develop a plan to mitigate any such risk. Research by the Action Team indicates that the greatest potential impact upon Blue Ash is the risk related to vendors used by Blue Ash, particularly Blue Ash's data processing service bureau. Quarterly progress reports from the service bureau indicate levels of manpower and expertise sufficient to amend and test the adequacy of their computer programming and systems prior to the arrival of the year 2000. All other vendors used by Blue Ash have been identified and requests for year 2000 certifications have been forwarded.

         The year 2000 compliance program established by the Action Team includes quarterly progress reports submitted to the Board of Directors and a target date of December 31, 1998 for all required internal testing of each system utilized, which is expected to be minimal. The Action Team estimates that the impact upon Blue Ash's results of operations, liquidity and capital resources will be immaterial.

         With regards to handling the most reasonably likely year 2000 worst case scenarios, the Board of Directors has authorized the Year 2000 Action Team to establish policies, procedures and responsibilities for organization-wide contingency planning. Contingency plans typically include identification of the systems and third party risks that the plan covers, analysis of resources and strategies to restore operations and a recovery program that identifies participants, processes and any significant equipment needed. The Action Team estimates the completion of such a written contingency plan by early 1999.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                     PART II


ITEM 1.           Legal Proceedings
                  -----------------

                  Neither the Corporation nor Blue Ash is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

                  Not Applicable

ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not Applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of Shareholders of Towne Financial Corporation was held on October 28, 1998. At the Annual Meeting, shareholders elected two directors to three year terms expiring in 2001. The Corporation solicited proxies for the Annual Meeting. There was no solicitation in opposition to management's nominees for election as directors and such nominees were elected. The directors nominated for re-election were re-elected by the following votes:

                                                    For            Withheld
                                                    ---            --------
                           Neil S. Strawser       183,403           21,500
                           William T. Thornell    183,403           21,500

                  The shareholders also ratified the selection of Grant Thornton LLP as the Corporation's independent public accountants for the year ending June 30, 1999 by the following vote:

                  For:  181,603        Against:  -0-    Abstain:  1,800

ITEM 5.           Other Materially Important Events
                  ---------------------------------

                  None

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibit 27 - Financial Data Schedule
                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 9, 1998                By: /s/ WILLIAM S. SIDERS
                                           --------------------------------
                                           William S. Siders
                                           Executive Vice President


Dated: November 9, 1998                 By: /s/ JOSEPH L. MICHEL
                                            -------------------------------
                                            Joseph L. Michel
                                            Chief Financial Officer, Vice
                                              President and Treasurer