Form 10QSB
period 1999-03-31
TOWNE FINANCIAL CORP /OH
filed 1999-05-14
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

As of May 7, 1999, the latest practicable date, 220,200 shares of the registrant's common shares, $1.00 par value, were issued and outstanding.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                    ---    ---

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                 PAGE
                                                                                 ----
PART I     -    FINANCIAL INFORMATION

                Consolidated Statements of Financial
                Condition                                                          3

                Consolidated Statements of Earnings                                5

                            Consolidated Statements of Comprehensive
                            Income                                                 7

                Consolidated Statements of Cash Flows                              8

                Notes to Consolidated Financial Statements                        11

                Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                        18


PART II    -    OTHER INFORMATION                                                 57


SIGNATURES                                                                        59

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                   MARCH 31,   JUNE 30,
       ASSETS                                        1999        1998
                                                   --------   --------

Cash and due from banks                            $  2,310   $  1,419
Federal funds sold                                    2,800      3,900
Interest-bearing deposits in other financial
 institutions                                           297        319
                                                   --------   --------
       Cash and cash equivalents                      5,407      5,638

Certificates of deposit in other financial
 institutions                                           290        469
Investment securities designated as available
 for sale - at market, amortized cost of
 $7,400 and $806 at March 31, 1999 and
 June 30, 1998                                        7,403        809
Investment securities held to maturity - at
 amortized cost, approximate market value of
 $602 and $812 at March 31, 1999 and
 June 30, 1998                                          599        809
Mortgage-backed securities designated as
 available for sale - at market, amortized cost
 of $19,067 and $18,413 at March 31, 1999
 and June 30, 1998                                   18,966     18,354
Mortgage-backed securities held to maturity - at
 amortized cost, approximate market value of
 $13,088 and $14,592 at March 31, 1999 and
 June 30, 1998                                       13,111     14,641
Loans held for sale - at lower of cost or market      1,312        882
Loans receivable - net                               70,149     71,476
Office premises and equipment - at depreciated
 cost                                                 2,196      2,250
Real estate acquired through foreclosure                132          -
Federal Home Loan Bank stock - at cost                  840        797
Accrued interest receivable on loans                    616        678
Accrued interest receivable on mortgage-backed
 securities                                             168        189
Accrued interest receivable on investments and
 interest-bearing deposits                              129         25
Goodwill - net of accumulated amortization              308        333
Prepaid expenses and other assets                       669        425
Prepaid federal income taxes                             22         15
                                                   --------   --------

       TOTAL ASSETS                                $122,317   $117,790
                                                   ========   ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                        (In thousands, except share data)


                                                          MARCH 31,         JUNE 30,
      LIABILITIES AND SHAREHOLDERS' EQUITY                  1999              1998
                                                          --------         --------

Deposits                                                  $ 98,409         $ 94,988
Advances from the Federal Home Loan Bank                    12,674           12,674
Loan of Employee Stock Ownership Plan                           15               30
Advances by borrowers for taxes and insurance                  400              300
Accounts payable on mortgage loans serviced for
 others                                                        633              492
Accrued interest payable                                        30               38
Other liabilities                                              140              175
Deferred Federal income taxes                                  512              430
                                                          --------         --------

      Total liabilities                                    112,813          109,127

Commitments                                                      -                -

Shareholders' equity
 Preferred shares - 250,000 shares of $1.00
  par value authorized; no shares issued                         -                -
 Common shares - 2,250,000 shares of $1.00
  par value authorized; 222,200 and 208,500
  shares issued and outstanding at March 31,
  1999 and June 30, 1998, respectively                         222              209
 Additional paid-in capital                                  1,884            1,680
 Retained earnings - substantially restricted                7,478            6,841
 Less required contributions for shares acquired
  by Employee Stock Ownership Plan (ESOP)                      (15)             (30)
 Accumulated other comprehensive income:
  Unrealized losses on securities designated as
   available for sale - net of related tax effects             (65)             (37)
                                                          --------         --------

      Total shareholders' equity                             9,504            8,663
                                                          --------         --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $122,317         $117,790
                                                          ========         ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                  For the nine and three months ended March 31,

                      (In thousands, except per share data)



                                                     Nine months ended          Three months ended
                                                         March 31,                   March 31,
                                                   ---------------------        --------------------
                                                     1999           1998          1999          1998
                                                   ------         ------        ------        ------
Interest income
  Loans                                            $4,512         $4,750        $1,467        $1,610
  Mortgage-backed securities                        1,449          1,309           441           462
  Investment securities                               220             84           109            24
  Interest-bearing deposits and other                 208            154            53            66
                                                   ------         ------        ------        ------

      Total interest income                         6,389          6,297         2,070         2,162

Interest expense
  Deposits                                          3,662          3,431         1,185         1,167
  Borrowings                                          555            570           182           196
                                                   ------         ------        ------        ------

      Total interest expense                        4,217          4,001         1,367         1,363
                                                   ------         ------        ------        ------

      Net interest income                           2,172          2,296           703           799

Provision for losses on loans                          23             18             7             6
                                                   ------         ------        ------        ------

      Net interest income after provision
       for losses on loans                          2,149          2,278           696           793

Other income
  Loan servicing fees (costs)                          (8)            36            12             7
  Gain on sale of mortgage loans                      436            277           150           189
  Gain (loss) on sale of mortgage-backed
   securities                                          (1)            20          --               7
  Gain on sale of investment securities                34           --              10          --
  Service fees, charges and other operating            43             33            10            12
                                                   ------         ------        ------        ------

      Total other income                              504            366           182           215

General, administrative and other expense
  Employee compensation and benefits                  890            839           301           297
  Occupancy and equipment                             290            277            99            96
  Data processing                                      67             76            25            24
  Federal deposit insurance premiums                   43             39            15            14
  Franchise taxes                                      72             72            22            25
  Advertising                                          76             69            22            22
  Amortization of goodwill                             25             25             9             8
  Other operating                                     174            150            59            53
                                                   ------         ------        ------        ------

      Total general, administrative and
       other expense                                1,637          1,547           552           539
                                                   ------         ------        ------        ------

      Earnings before income taxes
       (subtotal carried forward)                   1,016          1,097           326           469

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                  For the nine and three months ended March 31,

                      (In thousands, except per share data)

                                             Nine months ended          Three months ended
                                                 March 31,                  March 31,
                                           --------------------        --------------------
                                             1999          1998          1999          1998
                                           ------        ------        ------        ------
      Earnings before income taxes
       (subtotal brought forward)          $1,016        $1,097        $  326        $  469

Federal income taxes
  Current                                     206           299            60           133
  Deferred                                     96            81            23            29
                                           ------        ------        ------        ------
      Total federal income taxes              302           380            83           162
                                           ------        ------        ------        ------

      NET EARNINGS                         $  714        $  717        $  243        $  307
                                           ======        ======        ======        ======

      EARNINGS PER SHARE:
        Basic                              $ 3.39        $ 3.44        $ 1.14        $ 1.47
                                           ======        ======        ======        ======

        Diluted                            $ 3.17        $ 3.27        $ 1.04        $ 1.40
                                           ======        ======        ======        ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  For the nine and three months ended March 31,

                                 (In thousands)

                                                                Nine months ended           Three months ended
                                                                     March 31,                  March 31,
                                                               -------------------         -------------------
                                                                1999          1998          1999          1998
                                                               -----         -----         -----         -----

Net earnings                                                   $ 714         $ 717         $ 243         $ 307

Other comprehensive income, net of related tax effects:
   Unrealized gains (losses) on securities
    designated as available for sale
      Unrealized gains (losses) arising
       during the period                                          (6)          165            (9)          177

      Reclassification adjustment:
       gain included in net earnings                             (22)          (13)           (7)           (4)
                                                               -----         -----         -----         -----

                                                                 (28)          152           (16)          173
                                                               -----         -----         -----         -----

Comprehensive income                                           $ 686         $ 869         $ 227         $ 480
                                                               =====         =====         =====         =====

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,

                                 (In thousands)

                                                                   1999             1998
                                                                   ----             ----

Cash flows provided by (used in) operating
 activities:
   Net earnings for the period                                 $    714         $    717
   Adjustments to reconcile net earnings to
    net cash provided by (used in) operating
    activities:
      Amortization of premiums and accretion of
       discounts on investment securities, net                        1                -
      Amortization of premiums and accretion of
       discounts on mortgage-backed securities, net                  61                8
      Gain on sale of investment securities                         (34)               -
      Loss (gain) on sale of mortgage-backed securities               1              (20)
      Provision for losses on loans                                  23               18
      Gain on sale of mortgage loans                               (156)            (102)
      Accretion of discount on loans                                 (2)              (2)
      Amortization of deferred loan origination fees                (36)             (28)
      Loans originated for sale in the secondary market         (21,837)         (14,118)
      Proceeds from sale of loans in the secondary
       market                                                    22,407           14,295
      Depreciation and amortization                                 123              119
      Federal Home Loan Bank stock dividends                        (43)             (41)
      Amortization of goodwill                                       25               25
      Increases (decreases) in cash due to changes in:
        Accrued interest receivable on loans                         62              (51)
        Accrued interest receivable on mortgage-backed
         securities                                                  21              (18)
        Accrued interest receivable on investments
         and interest-bearing deposits                             (104)              (7)
        Prepaid expenses and other assets                          (244)            (166)
        Accrued interest payable                                     (8)               7
        Other liabilities                                           (35)              23
        Federal income taxes
         Current                                                     (7)              24
         Deferred                                                    96               81
                                                               --------         --------

            Net cash provided by operating activities             1,028              764

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       For the nine months ended March 31,

                                 (In thousands)

                                                                  1999             1998
                                                                  ----             ----

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities
   designated as available for sale                           $  3,863         $      -
  Proceeds from called investment securities held
   to maturity                                                     285            1,800
  Purchase of investment securities designated
   as available for sale                                       (10,424)            (247)
  Purchase of investment securities held to maturity               (75)          (1,310)
  Proceeds from sale of mortgage-backed securities
   designated as available for sale                              1,993            6,352
  Purchase of mortgage-backed securities designated as
   available for sale                                           (4,514)          (8,319)
  Purchase of mortgage-backed securities held to
   maturity                                                     (2,187)          (3,623)
  Principal repayments on mortgage-backed securities
   designated as:
    Available for sale                                           1,865              379
    Held to maturity                                             3,657              764
  Purchase of loans                                               (481)            (561)
  Loan disbursements                                           (21,410)         (22,605)
  Loan principal repayments                                     22,257           17,710
  Purchase of office premises and equipment                        (69)             (31)
  (Increase)decrease in certificates of deposit in
   other financial institutions - net                              179             (102)
                                                              --------         --------

      Net cash used in investing activities                     (5,061)          (9,793)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                   61,456           64,988
  Withdrawals from deposit accounts                            (58,035)         (53,901)
  Proceeds from Federal Home Loan Bank advances                      -            5,000
  Repayments of Federal Home Loan Bank advances                      -           (3,726)
  Advances by borrowers for taxes and insurance                    100              115
  Accounts payable on mortgage loans serviced for
   others                                                          141              354
  Proceeds from the exercise of stock options                      217                -
  Dividends paid on common shares                                  (77)             (63)
                                                              --------         --------

      Net cash provided by financing activities                  3,802           12,767
                                                              --------         --------

  Net increase (decrease) in cash and cash equivalents            (231)           3,738

  Cash and cash equivalents at beginning of period               5,638            2,715
                                                              --------         --------

  Cash and cash equivalents at end of period                  $  5,407         $  6,453
                                                              ========         ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       For the nine months ended March 31,

                                 (In thousands)


                                                                   1999            1998
                                                                   ----            ----

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                        $   213         $   275
                                                                =======         =======

    Interest on deposits and borrowings                         $ 4,225         $ 3,994
                                                                =======         =======

Supplemental disclosure of noncash investing activities:
  Foreclosed mortgage loans transferred to
   real estate acquired through foreclosure                     $   150         $     -
                                                                =======         =======

  Loans disbursed to finance the sale of real
   estate acquired through foreclosure                          $    18         $     -
                                                                =======         =======

  Transfers of loans held for investment
   to held for sale classification                              $   814         $   766
                                                                =======         =======

  Transfer of allowance for loan losses
   from a general to a specific allocation                      $    35         $     -
                                                                =======         =======

  Loan charge-offs                                              $     -         $     4
                                                                =======         =======

  Recognition of mortgage servicing rights in
   accordance with Statement of Financial Accounting
   Standards No. 125                                            $   280         $   175
                                                                =======         =======

  Unrealized gains (losses) on securities designated
   as available for sale - net of related tax effects           $   (28)        $   152
                                                                =======         =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the nine and three month periods ended
                             March 31, 1999 and 1998

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

1. Basis of Presentation
   ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1999 and 1998

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

3. Effects of Recent Accounting Pronouncements
   -------------------------------------------

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income - revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997, and required restatement of prior year financial statements presented for comparative purposes. For the nine and three months ended March 31, 1999, Towne Financial presented a separate statement of comprehensive income and other information pursuant to the provisions of SFAS No. 130. In accordance with the Statement, prior period financial statements presented for comparative purposes were restated to conform with SFAS No. 130.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1999 and 1998

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1999 and 1998

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1999 and 1998

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

         In December 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require a mortgage banking entity that securitizes mortgage loans held for sale to classify any retained mortgage-backed securities and other retained interests based on the entity's ability and intent to sell or hold those investments. Retained mortgage-backed securities should be classified as trading, available for sale, or held to maturity, as provided under SFAS No. 115, "Accounting for Certain Investments in Debt and

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1999 and 1998

3. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

Equity Securities." However, any retained mortgage-backed securities that a mortgage banking enterprise commits to sell before or during the securitization process must be classified as trading. SFAS No. 134 conforms the accounting treatment for these transactions by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets, such as credit card receivables, by a nonmortgage banking enterprise. The Statement was effective for the first fiscal quarter beginning after December 15, 1998, with early application encouraged. On adoption of the Statement, an entity could reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Transfers from the trading category resulting from the adoption of SFAS No. 134 should be accounted for under SFAS No. 115, that is, the unrealized gain or loss at the date of the transfer will have already been recognized in earnings and should not be reversed. Management did not believe that the adoption of SFAS No. 134 had a material adverse effect on Towne Financial's consolidated financial position or results of operations.

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

         In accordance with the provisions of SFAS No. 128, basic earnings per share was computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during each of the periods presented. Basic earnings per share has been computed based on 210,574 and 208,500 weighted-average shares of common stock outstanding for the nine month periods ended March 31, 1999 and 1998, respectively, and

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   For the nine and three month periods ended
                             March 31, 1999 and 1998

4. Earnings Per Share (continued)
   ------------------

213,931 and 208,500 weighted-average shares of common stock outstanding for the three month periods ended March 31, 1999 and 1998, respectively. Unlike the primary earnings per share calculation of Accounting Principles Board ("APB") Opinion No. 15, the denominator of basic earnings per share does not include dilutive common stock equivalents, such as convertible securities, warrants, or stock options. As a result, exercisable options, attendant to Towne Financial's Stock Option and Incentive Plans, were not considered in the computation of basic earnings per share.

         Diluted earnings per share, which replaced fully-diluted earnings per share under APB Opinion No. 15, takes into consideration common shares outstanding (as computed under basic earnings per share) and dilutive potential common shares. As a result, diluted earnings per share was computed assuming exercise of all Towne Financial's outstanding stock options. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 225,024 and 219,218 for the nine month periods ended March 31, 1999 and 1998, respectively, and 230,746 and 219,218 for the three month periods ended March 31, 1999 and 1998, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

         In the following pages, management presents an analysis of Towne Financial's consolidated financial condition as of March 31, 1999, and the consolidated results of operations for the nine and three month periods ended March 31, 1999, as compared to the same periods in 1998. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Towne Financial's operations and Towne Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Towne Financial's general market area.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------

         At March 31, 1999, Towne Financial's consolidated assets totaled $122.3 million, representing an increase of $4.5 million, or 3.8%, over the $117.8 million asset level at June 30, 1998. The increase in asset size experienced during the nine months ended March 31, 1999 was funded principally through an increase in deposits of $3.4 million, or 3.6%, and, to a lesser extent, an increase in shareholders' equity of $841,000, or 9.7%, and an increase realized in all noninterest-bearing liabilities of $280,000, or 19.5%, all of which were partially offset by a decrease in borrowings of $15,000, or 0.1%. Such increase in total assets was primarily due to an increase in investment securities of $6.4 million, or 394.6%, which was partially offset by a reduction in mortgage-backed securities of $918,000, or 2.8%, a reduction in loans receivable and loans held for sale of $897,000, or 1.2%, and a reduction in cash, cash equivalents and certificates of deposit in other financial institutions of $410,000, or 6.7%. The current period's growth in assets followed an increase of $15.2 million, or 14.9%, during fiscal 1998 and $10.4 million, or 11.2%, during fiscal 1997. Towne Financial's growth during the nine month period ended March 31, 1999 and over the last two years was generally indicative of management's efforts to increase net interest income levels by effectively leveraging the capital base. The growth in total assets was also consistent with management's short-term goals and with its strategic objective of continuing to grow the size of the operations within the existing branch structure.

         Cash and due from banks, federal funds sold, interest-bearing deposits and certificates of deposits in other financial institutions totaled approximately $5.7 million at March 31, 1999, a decrease of $410,000, or 6.7%, from June 30, 1998 levels of $6.1 million. The reduction during the nine months ended March 31, 1999 in cash, cash equivalents and certificates of deposit in other financial institutions was largely driven by the dissemination of excess cash and liquid funds into primarily higher yielding investment securities and, to a lesser extent, certain fixed-rate mortgage-backed and related securities. As the Corporation's liquidity position increased during the 1999 period as a result of a continued growth in deposits, which was coupled with a reduction in the loan portfolio as loan prepayments and loan sales

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

accelerated in a historically low interest rate environment, management elected to channel such increasing liquidity into the investment and mortgage-backed securities portfolios to take advantage of certain market opportunities as well as to increase its overall investment yield in a declining and flat yield curve environment. The increase in investment securities of $6.4 million, or 394.6%, and the purchase of $6.7 million in mortgage-backed securities during the nine months ended March 31, 1999 were predominately funded by an increase in deposits of $3.4 million, or 3.6%, a decrease in loans receivable and loans held for sale of $897,000, or 1.2%, a decrease in cash and other liquid assets of $410,000, or 6.7%, and cash flows received from accelerated prepayments on certain mortgage-backed securities. Growth in the investment securities portfolio outpaced growth in deposits and proceeds received from loan sales and repayments on loans and securities, causing the reduction in cash and cash equivalents at March 31, 1999.

         Investment securities designated as available for sale and held to maturity totaled $8.0 million at March 31, 1999, an increase of $6.4 million, or 394.6%, over June 30, 1998 levels of $1.6 million. This increase in investment securities reflected the purchase of predominately municipal obligations of $10.4 million, which was partially offset by proceeds received from the sale of municipal obligations of $3.9 million and proceeds received from the call of securities of $285,000. With interest rates having fallen so rapidly during the nine months ended March 31, 1999, the Corporation experienced an increase in liquidity and a shortening in duration on many security positions within the investment and mortgage-backed securities portfolios. This was especially true considering the amount of cash flow which has and will be coming into the portfolio through called U.S. Government and agency obligations and mortgage prepayments on loans and securities in the months ahead. The result is exposure to a continued decline in interest rates. The Corporation's interest rate risk position has changed as the decline in interest rates has accelerated cash flows from callable and mortgage securities. As a result, the Corporation has become heavily exposed to falling interest rates. To correct this exposure, the purchase of fixed-rate assets was

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

needed. The wide spreads and steepness of the municipal yield curve made tax-free securities especially attractive to correct exposure to falling interest rates during the nine months ended March 31, 1999. As a result, the excess funds from the deposit growth as well as from proceeds from loan sales and prepayments on loans and mortgage-backed securities were utilized to purchase tax-free fixed-rate municipal obligations designated as available for sale with eight to ten years of call protection and maturities ranging from twelve to twenty-five years. These securities were acquired for the purpose of not holding them to maturity, to obtain attractive tax-equivalent yields in a declining interest rate environment, to recognize additional earnings through profits from sale of securities in future periods to offset the pressures of narrowing net interest margins and to lengthen out maturities within the investment portfolio so as to combat the shortened portfolio duration as a result of accelerating calls and prepayments on securities. The overall increase in investment securities during the nine months ended March 31, 1999 not only resulted from a slowdown in the growth of the loan portfolio, but also resulted from management's decision to leverage funds into higher yielding assets, such as municipal obligations.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity decreased by approximately $918,000, or 2.8%, during the nine months ended March 31, 1999. This decrease in the mortgage-backed securities portfolio was attributed to principal repayments on securities of $5.5 million, proceeds from the sale of securities designated as available for sale, including losses, of $2.0 million, amortization of premiums and accretion of discounts on securities, net, of $61,000 and a net increase in unrealized market losses on securities designated as available for sale of $42,000, all of which were partially offset by purchases of $1.6 million in floating-rate collateralized mortgage obligations designated by management as held to maturity, purchases of $543,000 in fixed-rate participation certificates designated as held to maturity and purchases of $4.5 million in fixed-rate collateralized mortgage obligations and participation certificates designated as available for sale. In addition to growing the investment portfolio, management elected to change the mix as well as to increase the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

level of its mortgage-backed securities during the nine months ended March 31, 1999 as the loan portfolio growth slowed in attempts to diversify its investment holdings and to increase the volume of interest-earning assets relative to the equity base (leverage) in order to improve net interest income and overall net earnings. However, the Corporation experienced heavier than expected prepayments on its mortgage-backed securities due to the decline in overall interest rates. Such accelerated prepayment activity on securities in conjunction with proceeds received from sales on securities more than fully offset the Corporation's purchase activity during the 1999 period, thereby reducing the overall level of mortgage-backed securities at March 31, 1999. As a result, the reduction in the mortgage-backed securities portfolio was utilized, in part, to help fund the increase in the investment securities portfolio, specifically the purchase of tax-free fixed-rate municipal obligations. From time to time, when opportunities exist, the Corporation utilizes advances from the Federal Home Loan Bank in the acquisition of certain securities in order to lock in an attractive spread between investment and borrowing. In continuing its efforts from prior periods to better diversify the mortgage-backed securities portfolio so as to improve overall performance and yield, the Corporation acquired during the nine months ended March 31, 1999 short- to immediate-term fixed-rate securities designated as available for sale, a monthly floating-rate collateralized mortgage obligation indexed to the composite prime rate of 75% of the thirty largest U.S. banks as reported by THE WALL STREET JOURNAL and a monthly floating-rate short average life collateralized mortgage obligation indexed to the Eleventh District cost of funds. By investing in short- to intermediate-term fixed-rate securities, specifically collateralized mortgage obligations and participation certificates, management intended to capitalize if and when the Federal Reserve Board began cutting short-term interest rates, which appeared artificially high in relation to long-term interest rates. The floating-rate security tied to the composite prime rate was acquired in order to take advantage of an attractive spread to the comparable U.S. treasury index without incurring a greater prepayment risk stemming from a lower interest rate environment that existed during the nine months ended March 31, 1999. The floating-rate security tied to the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

Eleventh District cost of funds was acquired as a defensive measure and to take advantage of a lower interest rate environment currently in effect. The Corporation also invested in a fully securitized fixed-rate Government National Mortgage Association project loan that offered an attractive yield and good lock out protection. As a result of these acquisitions, management wanted to be in position to not only improve its current overall yield on mortgage-backed securities, but to more favorably capitalize in a declining interest rate environment.

         Loans receivable and loans held for sale decreased in the aggregate by approximately $897,000, or 1.2%, during the nine months ended March 31, 1999. This decline was largely attributed to loan sales, net of gains, of $22.3 million, principal repayments on loans of $22.3 million and loans acquired through foreclosure of $150,000, all of which were partially offset by loan disbursements, loan purchases and loans originated for sale in the secondary market of $43.7 million. The reduction in the loan portfolio was primarily due to a decrease of $1.4 million, or 11.9%, in nonresidential real estate and land loans, a decrease of $257,000, or 9.8%, in home equity line of credit loans and a decrease of $128,000, or 3.3%, in multi-family construction and residential real estate loans, all of which were partially offset by an increase of $794,000, or 1.5%, in one-to-four family residential real estate and construction loans and an increase of $33,000, or 16.9%, in passbook loans to deposit customers and other secured consumer loans. Over the past few years, Blue Ash has substantially grown in the loan portfolio as a result of a continued greater loan origination volume in all types of loans, management's strategy to primarily hold loans in the portfolio subject to certain interest rate risk limitations and management's strategy to redeploy funds from other asset categories into lending activities to the extent practicable. The strategy to hold loans has reflected management's continued desire to grow the Corporation largely through loan portfolio growth, management's desire to obtain a better loan portfolio mix of adjustable- and fixed-rate loans by increasing the fixed-rate portion of its loan portfolio and management's intent to increase its loan-to-deposit ratio. During the nine months ended March 31, 1999 as well as during the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

last two previous quarters, however, due to a decline in long-term interest rates toward historical lows, combined with a shift to a very flat yield curve, management redirected its efforts and strategies to originating for sale in the secondary market all conforming single-family residential mortgage loans in order to reduce its exposure to interest rate risk. Adhering to this change in strategy, coupled with heavy principal repayments and payoffs on loans, including a couple of large balance nonresidential real estate loans, resulted in a reduction of loans receivable and loans held for sale at March 31, 1999. During this period of generally lower interest rates, loan originations and loan sales were at higher levels than in prior periods due to an increased loan demand consisting primarily of refinancings and fixed-rate loans. During the nine months ended March 31, 1999, total loan originations and purchases were a robust $43.7 million, as compared to $37.3 million during the nine months ended March 31, 1998, an increase of $6.4 million, or 17.3%. Specifically, loans originated for sale in the secondary market increased significantly during the nine months ended March 31, 1999, as compared to the nine months ended March 31, 1998 from $14.1 million to $21.8 million, while loans originated and purchased for the portfolio declined period-to-period from $23.2 million to $21.9 million. It was management's strategy to accelerate loan originations during this lower interest rate period by utilizing loan sales as a means to accommodate the increased loan volume, thereby slowing loan portfolio growth and increasing other operating income from gains on sale of loans in the secondary market. Management utilized sales of loans in the secondary market as a means of meeting the consumer preference for fixed-rate loans. If interest rates remain at all time historical lows, selling residential mortgage loans in the secondary market will continue to be a part of Blue Ash's future plans, as this practice will enable Blue Ash to enhance the management of its liquidity position as well as effect changes in its asset and liability mix. Despite the reduction in the loan portfolio which was dictated by a declining interest rate environment, overall loan origination volume remained very strong during the nine months ended March 31, 1999 due to the continued strong marketing and selling effort by management to originate loans and the continual development and refinement of new loan products and programs to better serve the lending area.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

         At March 31, 1999, the Corporation's allowance for loan losses totaled $270,000, an increase of $6,000, or 2.3%, over the $264,000 level represented at June 30, 1998. During the nine months ended March 31, 1999, the Corporation increased its allowance for general loan losses by $23,000, transferred $35,000 in allowance for loan losses from a general to a specific allocation and incurred loan charge-offs of $17,000 on foreclosed single-family residential mortgage loans which were subsequently transferred to real estate acquired through foreclosure. The Corporation's internally-classified assets, net of a specific valuation allowance, totaled approximately $841,000 at March 31, 1999, as compared to $885,000 at June 30, 1998. Non-performing and nonaccrual loans, on the other hand, totaled only $340,000, or 0.48% of loans receivable and loans held for sale, at March 31, 1999, as compared to $885,000, or 1.22% of loans receivable and loans held for sale, at June 30, 1998. The reduction in internally-classified assets during the nine months ended March 31, 1999 was primarily due to an aggregate decrease both in number and outstanding balance in the classification of single-family residential mortgage loans, which was partially offset by the initial classification of a single-family construction loan as "Special Mention." The improvement in non-performing and nonaccrual loans was largely due to the reduction in single-family residential and lot loan delinquencies of 90 days or more during the 1999 period. In the opinion of management, such internally-classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 70-75% loan-to-value ratio at March 31, 1999 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in Blue Ash's lending area. The

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

provision for general loan losses of $23,000 recorded during the nine months ended March 31, 1999 was attributed to management's assessment of the current level of internally-classified and non-performing and nonaccrual loans, the current composition of loans within the portfolio and Blue Ash's overall growth within the loan portfolio over the past few years. Management believed that the loan loss allowance existing at March 31, 1999 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally-classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at March 31, 1999 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At March 31, 1999, the Corporation's allowance for loan losses consisted of a general valuation allowance, as defined by the regulations of the Office of Thrift Supervision ("OTS"), of $252,000 and a specific loan loss allowance of $18,000, and represented 0.38% of the total amount of loans outstanding, including those loans designated as held for sale, and 31% of internally-classified assets.

         Deposits totaled $98.4 million at March 31, 1999, an increase of $3.4 million, or 3.6%, over the $95.0 million in deposits outstanding at June 30, 1998. The increase in total overall deposits was primarily the result of an increase in certificates of deposit of $1.3 million, or 1.8%, which was coupled with an increase in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $2.1 million, or 10.9%. The increase in certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) during the nine months ended March 31, 1999 was attributed to an increase in certificate of deposit balances obtained from the local market area of $5.5 million, or 6.2%, which was partially offset by a decline in outstanding brokered deposits of $2.1 million, or 35.5%. In an effort to sustain deposit growth during the nine months ended March 31, 1999, management continued its strategy in part of funding the growth in assets by carefully growing the deposit base through certificates of deposit. The increase in certificates of deposit from Blue Ash's local market

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

area during the nine months ended March 31, 1999 was attributed to the influx of new accounts resulting from continued strong marketing efforts and competitive pricing on certificate of deposit accounts. The emphasis in brokered deposits and other out-of-state funds was de-emphasized by management as they became a less attractive alternative funding source. The need for brokered deposits lessened as the loan portfolio growth slowed in the declining interest rate environment and cash flows from loans and mortgage-backed securities accelerated. From time to time, however, when circumstances dictate in the future, management will continue its strategy of selectively obtaining brokered deposits and other out-of-state funds to supplement its deposit base. As long as demand for new loan production remains strong in the periods ahead, brokered deposits will continue to be a viable funding source, as management is reluctant to aggressively price above market and seek at all times certificates of deposit from its local market area. The increase in transaction accounts during the nine months ended March 31, 1999 was due to an increase in NOW accounts of $1.3 million, or 32.6%, an increase in money market deposit accounts of 685,000, or 10.3%, and an increase in passbook and club accounts of $53,000, or 0.6%. As part of its efforts to increase the deposit base, management continued its more assertive efforts during the nine months ended March 31, 1999 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on the cross-selling of deposit products (i.e., checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. As a result of these marketing and selling efforts, the outstanding balance of all customer checking accounts increased by $504,000, or 14.4%, and the number of overall checking accounts increased by 9.8% during the nine months ended March 31, 1999. In terms of checking account growth at the Mason branch office, which is located in a fast-developing and growing area, there was an increase of 35.3% in the number of accounts open and an increase of 21.1% in the outstanding balance of such accounts during the nine months ended March 31, 1999. The overall growth in deposits during the nine months ended March 31, 1999 reflected management's continuing efforts to maintain steady growth and was consistent with management's short-

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

term and long-term goals. From time to time, however, in an attempt to closely control its overall cost of funds and based on the current interest rate environment, management may temporarily elect to use alternative funding sources, such as brokered deposits. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted principally of Federal Home Loan Bank advances at March 31, 1999, totaled approximately $12.7 million at March 31, 1999, as compared to $12.7 million at June 30, 1998. During the nine months ended March 31, 1999, there was a principal repayment of $15,000 in regards to the outstanding Employee Stock Ownership Plan loan that is secured by the Corporation's common stock. Although there was no activity with regards to borrowings from the Federal Home Loan Bank during the nine months ended March 31, 1999, Federal Home Loan Bank advances have been actively pursued and utilized by the Corporation for a variety of reasons in prior periods and will continue to be used when necessary in future periods. From time to time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. Federal Home Loan Bank advances are utilized by Blue Ash for funding in times of low cash availability, as well as funding specific needs, such as large loans. Another use is the funding of investments and mortgage-backed securities, where an attractive spread is offered when compared to the cost of borrowing, and where both the security and the borrowing may have similar terms to maturity or similar repricing patterns. Management believes that the use of Federal Home Loan Bank advances is a prudent measure in the above instances. Additionally, Federal Home Loan Bank advances may also be used as an instrument in the control of interest rate risk when appropriate or for restructuring purposes. In future periods, management may acquire additional Federal Home Loan Bank advances to fund loan production, to acquire investments and mortgage-backed

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

securities, or as a tool to manage the interest rate risk of Blue Ash.

         Shareholders' equity totaled $9.5 million at March 31, 1999, an increase of $841,000, or 9.7%, over the total of $8.7 million at June 30, 1998. The increase in shareholders' equity was primarily due to net earnings for the period of $714,000, proceeds from the exercise of stock options of $217,000 and a reduction in required contributions of the Employee Stock Ownership Plan of $15,000, all of which were partially offset by the payment of dividends to shareholders of $77,000 and an increase in unrealized market losses on securities designated as available for sale, net of related tax effects, of $28,000. At March 31, 1999, shareholders' equity as a percentage of total assets was 7.8%.

         Blue Ash is subject to minimum regulatory capital standards promulgated by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Blue Ash's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Blue Ash must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Blue Ash's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets, while the risk-based capital requirement currently provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets as of March 31,

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

1999. In computing risk-weighted assets, Blue Ash multiplies the value of each asset on its statement of financial condition by a defined risk-weighted factor, e.g., one-to-four family residential loans carry a risk-weighted factor of 50%.

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at March 31, 1999. Specifically, Blue Ash's tangible and core capital of $9.0 million, or 7.4% of total adjusted assets, exceeded the respective minimum requirements of $1.8 million and $3.7 million at that date by approximately $7.2 million, or 5.9% of total adjusted assets, and $5.3 million, or 4.4% of total adjusted assets. Additionally, Blue Ash's risk-based capital of approximately $9.2 million at March 31, 1999, or 16.0% of risk-weighted assets (including a general loan loss allowance of $252,000), exceeded the current 8.0% requirement of $4.6 million by approximately $4.6 million, or 8.0% of risk-weighted assets.

         The OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.

         The OTS adopted a final rule in August 1993 incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess change. The rule

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999
------------------------------------------------------------------------------
(continued)

provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has indicated that no institution will be required to deduct an interest rate risk component from capital for purposes of computing the risk-based capital requirement until further notice. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At March 31, 1999, Blue Ash had total assets of $122.3 million and risk-based capital of 16.0% which would have qualified Blue Ash for this exemption had the new requirements been in effect at such date.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998
--------

General
-------

         Net earnings totaled $714,000 for the nine months ended March 31, 1999, a decrease of $3,000, or 0.4%, from the $717,000 in net earnings recorded for the nine months ended March 31, 1998. The slight decline in net earnings was primarily attributable to a decrease in net interest income after provision for losses on loans of $129,000, or 5.7%, and an increase in general, administrative and other expense of $90,000, or 5.8%, which were both partially offset by an increase in other income of $138,000, or 37.7%. The decrease in net interest income after provision for losses on loans was further accentuated by the presentation during the nine months ended March 31, 1999 of interest income on tax-exempt municipal securities on a tax-free basis instead of on a tax-equivalent basis, creating some difficulty and inconsistencies in accurately comparing total interest income and net interest income from the 1999 period to the 1998 period as there were no municipal securities in the portfolio during the 1998 period. The decrease in earnings level before federal income taxes of $81,000, or 7.4%, resulted in a decrease in the provision for federal income taxes of $78,000, or 20.5%. The decrease in the provision for federal income taxes was also attributed to a reduction in the Corporation's effective tax rate resulting primarily from the federal tax treatment of accumulating bank qualified municipal securities.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income decreased by $124,000, or 5.4%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The decrease in net interest income during the nine months ended March 31, 1999 was primarily the result of an increase in total interest expense, due to increases in the average outstanding balances of deposits and borrowings, which were partially offset by decreases in the weighted-average rates paid on deposits and borrowings. Total interest expense on the Corporation's interest-bearing liabilities for the nine months ended March 31, 1999, as compared to the same period in the prior year, increased by $216,000, or 5.4%, due to overall increases of $9.1 million, or 9.0%, in the average

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

outstanding balances of such interest-bearing liabilities, which were partially offset by overall declines of 18 basis points (100 basis points equal 1%), from 5.30% to 5.12%, in the weighted-average rates paid on the Corporation's interest-bearing liabilities. The increase in total interest expense during the nine months ended March 31, 1999 was partially offset by an increase in total interest income, primarily due to increases in the average outstanding balances of mortgage-backed securities, investment securities and other interest-earning assets, which were partially offset by a decrease in the average outstanding balance of loans and to declines in the weighted-average rates earned on all the Corporation's interest-earning assets. Total interest income on the Corporation's interest-earning assets increased by $92,000, or 1.5%, during the nine months ended March 31, 1999, as compared to the same period in the prior year, due to overall increases of $10.0 million, or 9.6%, in the average outstanding balances of such interest-earning assets, which were partially offset by overall declines of 51 basis points, from 8.02% to 7.51%, in the weighted-average yields earned on such interest-earning assets. The downward movement in the average yields earned on the Corporation's interest-earning assets as compared to the average yields paid on the Corporation's interest-bearing liabilities reflected assets repricing downward more rapidly than liabilities. Such changes in yields earned and paid were reflected in the interest rate spread, which had decreased from 2.72% during the nine months ended March 31, 1998 to 2.39% during the nine months ended March 31, 1999, and the net yield (net interest income as a percentage of average interest-earning assets), which had decreased from 2.93% during the nine months ended March 31, 1998 to 2.61% during the nine months ended March 31, 1999. The major factors contributing to the decreases in the interest rate spread and net yield period-to-period were the decline in long-term interest rates toward historical lows and the extremely flat yield curve which continued to evolve during the nine months ended March 31, 1999, which made it more difficult for the Corporation to earn a significant positive spread on new deposit activity.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

         Interest income on loans decreased by $238,000, or 5.0%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The decrease in interest income on loans during the nine months ended March 31, 1999 was due to a decrease of $1.4 million, or 2.0%, in the average balance of loans outstanding, which was coupled with a decline of 27 basis points, from 8.75% to 8.48%, in the weighted-average rate earned on loans. The decrease in the average outstanding balance of loans period-to-period reflected a situation in which loan principal repayments, sales and payoffs exceeded loan originations and purchases. Over the past few years, there had been a tremendous growth in the loan portfolio which had been attributed to a strong origination volume and management's strategy, to the extent practicable, to portfolio fixed-rate mortgage loans subject to certain interest-rate risk limitations. Over the past fifteen months, however, this loan growth in the portfolio was curtailed by the rapidly declining interest rate environment which had the effect of accelerating prepayments on loans and refinancing of higher rate mortgage loans. In addition, management began refocusing its efforts during this declining interest rate environment on originating for sale in the secondary market all conforming fixed-rate mortgage loans, which had the effect of reducing the loan portfolio. The majority of loans that were sold in the secondary market during the 1999 period were refinances of loans that were initially originated for the portfolio in prior periods at higher interest rates. The decrease in the average yield earned on loans during the nine months ended March 31, 1999 was principally the result of the acceleration of prepayments on higher yielding fixed-rate mortgage loans held in the loan portfolio in the low interest rate environment, the downward repricing of existing adjustable-rate ("teaser") mortgage loans and the reduction period-to-period in the average outstanding balance of higher rate nonresidential real estate and land loans.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity increased by $140,000, or 10.7%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The increase in interest income on mortgage-backed securities during the nine months ended March

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

31, 1999 was the result of an increase in the average outstanding balance of mortgage-backed securities of $5.8 million, or 20.9%, which was partially offset by a decline in the weighted-average rate earned on such assets of 53 basis points, from 6.30% to 5.77%. The increase in the average outstanding balance of mortgage-backed securities reflected the purchases of primarily fixed-rate and floating-rate collateralized mortgage obligations and fixed-rate participation certificates, which were partially offset by principal repayments and sales of securities. As long-term interest rates declined and greater emphasis was placed on originating fixed-rate loans for sale during the nine months ended March 31, 1999, management elected to shift more funds from other asset categories into the mortgage-backed securities portfolio as loan portfolio growth slowed from the increased refinancing and payoff of higher rate portfolio fixed-rate loans. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to sustain continued growth in asset levels by primarily using deposits and repayment cash flows to fund purchases of such assets. From time to time when circumstances dictate and opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which offset the lack of growth in the loan portfolio, helped improve the Corporation's overall interest rate spread and net earnings level as well as achieve better diversification of securities within the portfolio. The decrease in the weighted-average yield earned on mortgage-backed securities period-to-period generally reflected the greater principal repayments on higher yielding securities due to a lower interest rate environment during the nine months ended March 31, 1999, the recognition against earnings of greater premium amounts on securities resulting from faster prepayment speeds and shorter estimated average lives and the downward movement in the U.S. treasury rates, the specified prime rate and the Eleventh District cost of funds rate which a majority of the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations are tied to in determining interest rate changes.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

         Interest and dividend income on investment securities and other interest-earning assets increased in the aggregate by $190,000, or 79.8%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The increase during the nine months ended March 31, 1999 was primarily due to increases of $3.9 million, or 252.8%, and $1.7 million, or 57.4%, in the average outstanding balances of investment securities and other interest-earning assets (primarily interest-bearing deposits in other financial institutions), respectively, which were partially offset by declines of 13 basis points, or 1.8%, and 98 basis points, or 14.3%, in the weighted-average rates earned on investment securities and other interest-earning assets, respectively. The increase in the average outstanding balance of investment securities during the nine months ended March 31, 1999 was principally due to the purchase of municipal obligations. As interest rates continued falling toward historical lows, the purchasing of new U.S. Government agency obligations became less attractive as interest rate spreads tightened and call periods shortened. As a result, the Corporation began purchasing tax-free fixed-rate municipal obligations with good call protections and relatively attractive tax-equivalent yields in comparison to other investment alternatives. These municipal securities were primarily designated as available for sale and were utilized to supplement the overall asset yield while loan portfolio growth slowed. The decrease in the weighted-average yield earned on investment securities was the function of a lower interest rate environment period-to-period, as newer securities' purchases were obtained at lower rates than those securities previously purchased, and the call of higher rate U.S. Government agency obligations. The increase in other interest-earning assets was attributed in part to continued growth in assets period-to-period and to an increase in excess liquidity and expected cash flows from called investment securities and accelerated mortgage prepayments as a result of interest rates having fallen so rapidly. The decrease in the weighted-average rate earned on such interest-earning assets period-to-period was the direct result of a lower interest rate environment during the nine months ended March 31, 1999 and the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

significantly greater level of lower earning federal funds sold in the portfolio during the 1999 period.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $231,000, or 6.7%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The increase in interest expense on deposits during the nine months ended March 31, 1999 was due to an increase of $8.8 million, or 10.0%, in the average balance of deposits outstanding, which was partially offset by a decrease of 16 basis points, from 5.19% to 5.03%, in the weighted-average rate paid on deposits. The increase in the average balance of deposits outstanding during the periods presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $7.8 million, or 11.3%, which was coupled with an increase of $1.0 million, or 5.4%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher yielding term certificates of deposit and from an influx of new deposits due to increased marketing and selling efforts by management and competitive pricing strategies. In addition, from time to time, management has utilized brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, interest rates paid on brokered deposits were actually the same or lower than interest rates paid on local deposits. The increase in transaction accounts was largely due to management's continued strong efforts to expand its core deposit base through increased customer checking accounts so as to better develop cross-selling opportunities of other Company products and services as well as to lower overall cost of funds. The increase in the average outstanding balance of deposits period-to-period was necessary to continually fund the growth in the loan, investment and mortgage-backed securities portfolios. The decrease in the weighted-average rate paid on deposit accounts period-to-period reflected lower market rates of interest, which was partially

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

offset by a greater percentage of higher rate certificate of deposit balances to total deposit balances during the nine months ended March 31, 1999. Specifically, the weighted-average rate paid on certificates of deposit decreased from 5.88% during the nine months ended March 31, 1998 to 5.65% during the nine months ended March 31, 1999, and the weighted-average rate paid on transaction accounts decreased slightly from 2.65% during the nine months ended March 31, 1998 to 2.62% during the nine months ended March 31, 1999. The increase in the higher costing certificate of deposit balances as a percentage of total deposits increased period-to-period from 78.7% to 79.6%.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, special convertible fixed-rate advances and, to a lesser extent, an adjustable-rate loan of the ESOP at March 31, 1999, decreased by $15,000, or 2.6%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The decrease in interest expense on borrowings during the nine months ended March 31, 1999 was attributed to a decline of 27 basis points, or 4.4%, in the weighted-average rate paid on borrowings, which was partially offset by an increase of $237,000, or 1.9%, in the average outstanding balance of borrowings. Such increase in the average outstanding balance of borrowings period-to-period was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist, in part, in funding the Corporation's lending and investment activities. Advances from the Federal Home Loan Bank were utilized by management as an alternative funding source to deposits in order to provide additional liquidity and sources of funds to the lending function during periods of cash outflows, as well as to pursue its lending and investment programs when the opportunities existed. During the nine months ended March 31, 1999, the weighted-average rate paid on borrowings was reduced to 5.83%, a decline of 27 basis points from the 6.10% during the nine months ended March 31, 1998. This decline in the weighted-average rate paid period-to-period generally reflected management's restructuring efforts of its borrowing mix by lengthening out maturities in a lower interest rate environment that prevailed when

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

such restructuring was undertaken. Management accomplished its objectives by taking advantage of special convertible fixed-rate advances offered at attractive rates by the Federal Home Loan Bank and paying off higher rate short-term LIBOR-based advances as well as replacing a maturing five year fixed-rate advance. Such restructuring of its total borrowings allowed the Corporation the opportunity to reduce its cost of funds on $6.0 million of borrowings by approximately 43 basis points.

         The Corporation's provision for losses on loans increased by $5,000, or 27.8%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The provision for losses on loans, which was comprised solely of discretionary additions to the general loan loss allowance during the nine months ended March 31, 1999, represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb losses in the loan portfolio. The 1999 nine month period loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio, growth in the loan portfolio, changes in the composition of loans and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which has resulted in minimal loan losses (charge-offs) over the past five years. The Corporation's provision for losses on loans during the nine months ended March 31, 1999 was principally attributable to management's current assessment of its internally-classified and non-performing and nonaccrual loans and to the growth in the loan portfolio which has been mostly prevalent over the past several years. Management uses the best information available in providing for possible loan losses and believes that the allowance is adequate to cover any unforeseen losses in the loan portfolio at March 31, 1999. However, future adjustments to

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans decreased during the nine months ended March 31, 1999 by $129,000, or 5.7%, as compared to the same period in the prior year.

Other Income
------------

         Total other income increased by $138,000, or 37.7%, from $366,000 during the nine months ended March 31, 1998 to $504,000 during the nine months ended March 31, 1999. The primary reasons for this rise in other income during the nine months ended March 31, 1999 were an increase in gain on sale of mortgage loans of $159,000, or 57.4%, an increase in gain on sale of investments and mortgage-backed securities of $13,000, or 65.0%, and an increase in service fees, charges and other operating income of $10,000, or 30.3%, all of which were partially offset by a decrease in loan servicing fees of $44,000.

         The Corporation recognized gains (including mortgage servicing rights pursuant to SFAS No. 125) on the sale of mortgage loans in the secondary market of $436,000 and $277,000 during the nine months ended March 31, 1999 and 1998, respectively. Such gains were the result of Blue Ash selling its fixed-rate single-family residential mortgage loans to the Federal Home Loan Mortgage Corporation in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Loan sales volume increased significantly during the nine months ended March 31, 1999, as the demand for fixed-rate single-family residential mortgage loans was stronger within Blue Ash's lending area than during the nine months ended March 31, 1998 due to a lower interest rate environment prevailing during the 1999 period. As a result, proceeds from the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Other Income (continued)
------------

sale of loans in the secondary market increased from $14.3 million during the nine months ended March 31, 1998 to $22.4 million during the nine months ended March 31, 1999, an increase of $8.1 million, or 56.7%, and loans originated for sale in the secondary market increased from $14.1 million during the nine months ended March 31, 1998 to $21.8 million during the nine months ended March 31, 1999, an increase of $7.7 million, or 54.7%. In order to adequately meet the increased demand for lower rate fixed-rate mortgages and refinancings of higher rate fixed-rate mortgages and adjustables during the 1999 period, management placed more emphasis on loans originated for sale in the secondary market as opposed to holding loans in the portfolio as it had predominately done over the past few years. Such a change in strategy had the effect of slowing loan portfolio growth and core earnings, while at the same time increasing gains on sale of loans and reducing the Corporation's overall exposure to interest rate risk.

         The increase in gain on sale of mortgage-backed securities and investment securities of $13,000, or 65.0%, during the nine months ended March 31, 1999 was due to the recognition of gains to earnings from the sale of primarily tax-free municipal securities. During the nine months ended March 31, 1999, there were proceeds of $3.9 million from the sale of municipal securities and $2.0 million from the sale of mortgage-backed securities, while there were $6.4 million in total sale proceeds from securities during the nine months ended March 31, 1998. There were more opportunities in the 1999 period to recognize gains from securities transactions based primarily on market conditions prevailing at the times of sale and the types of securities traded. Such sales activity in the 1999 period was predicated upon the declining interest rate environment that prevailed and better diversifying the investment and mortgage-backed securities portfolios so as to improve the Corporation's overall yield and market performance to varying interest rate environments. In particular, the Corporation took advantage of the declining interest rate environment and attractive spreads as compared to other investment alternatives by acquiring and then selling certain tax-free municipal obligations designated as available for sale for the primary purpose of bolstering other

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

Other Income (continued)
------------

income from the gains on sales in order to combat the effects of declining overall yields on interest-earning assets and a tighter interest rate spread. While there was a greater sales volume within the securities portfolio during the 1998 period, there were fewer opportunities of taking profits at that time as the Corporation was taking steps to better diversify and reposition its securities portfolio. The decrease in loan servicing fees of $44,000 during the nine months ended March 31, 1999 was principally attributed to an increase of $61,000 in expenses for amortization and impairment of originated mortgage servicing rights under SFAS No. 125 due to a greater mortgage servicing rights portfolio during the 1999 period and to accelerated prepayments of mortgages associated with a declining interest rate environment, which was partially offset by an increase in normal loan servicing fees received of $17,000, or 22.4%, due to an increase of approximately $9.3 million, or 21.8%, in the average outstanding balance of loans sold in the secondary market and to other financial institutions. The increase in service fees, charges and other operating income of $10,000, or 30.3%, reflected increased fees generated period-to-period from NOW accounts, debit card processing, construction loan draws, in-house inspection fees, certain loan processing-related fees and fee income received from correspondent lenders for nonconforming and Federal Housing Administration loans.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense increased by $90,000, or 5.8%, during the nine months ended March 31, 1999, as compared to the same period in the prior year. The components of this increase in total general, administrative and other expense during the nine months ended March 31, 1999 were comprised of an increase in employee compensation and benefits of $51,000, or 6.1%, an increase in occupancy and equipment expense of $13,000, or 4.7%, an increase in advertising expense of $7,000, or 10.1%, an increase in federal deposit insurance premiums of $4,000, or 10.3%, and an increase in other operating expense of $24,000, or 16.0%, all of which were partially offset by a decrease in data processing expense of $9,000, or 11.8%.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

General, Administrative and Other Expense (continued)
-----------------------------------------

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $51,000, or 6.1%, during the nine months ended March 31, 1999, as compared to the same period in the prior year, was primarily due to normal merit increases, increases in staffing levels, increases in loan officer salaries due to a change in the method of compensating certain of these employees, increases in employee group health insurance premiums, increases in loan officer bonus expense as a result of a greater lending volume, increases in estimated annual bonus expense to employees and officers stemming from a higher earnings base for purposes of calculating the bonus, increases in director medical reimbursement expenses, increases in certain payroll-related taxes such as social security taxes and workers' compensation and increases in officer, director and employee reimbursement expenses, all of which were partially offset by decreases in expenses related to the ESOP due to the additional expense incurred in the 1998 period for the payout of benefits to terminated employees and increases of $29,000, or 20.4%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $6.4 million, or 17.3%, increase in total lending volume period-to-period and increased personnel costs per loan during the 1999 period.

         The increase in occupancy and equipment expense of $13,000, or 4.7%, was largely due to increases in office building repair and maintenance, depreciation on furniture, fixtures and equipment resulting from upgrading the Corporation's internal computer systems, expenses associated with ATM processing, real estate taxes, telephone and postage, all of which were partially offset by decreases in furniture, fixture and equipment expenses and light, heat and other utilities. The increase in advertising expense of $7,000, or 10.1%, was principally attributable to a continuation of intensified marketing and selling efforts by management which were directed toward the loan origination function and attracting new deposits and to an increase in classified advertising in newspapers for various job openings within the Corporation. The decrease of $9,000, or 11.8%, in data processing and related fees, which are based on the outstanding number of loan and deposit accounts, reflected the negotiation of lower costs in the renewal of Blue

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999
-------------------------------------------------------------------------------
and 1998 (continued)
--------

General, Administrative and Other Expense (continued)
-----------------------------------------

Ash's contract with its third party provider of data processing services in a prior period, which was partially offset by an increased average deposit base as well as growth in lending operations. The increase in federal deposit insurance premiums of $4,000, or 10.3%, was primarily attributed to an increased average deposit base period-to-period. The increase in other operating expense of $24,000, or 16.0%, was primarily due to increases in supervisory assessments, directors' and officers' insurance, annual audit and tax service, organizational dues and subscriptions, NOW accounts, legal expenses pertaining to delinquent and foreclosed loans, bank service charges, real estate owned expenses and office supplies resulting from an expanding loan and savings operation.

Federal Income Taxes
--------------------

         The provision for federal income taxes totaled $380,000 for the nine months ended March 31, 1999, as compared to $302,000 for the nine months ended March 31, 1998, a decrease of $78,000, or 20.5%. The decrease in provision for federal income taxes reflected the lower level of pre-tax earnings for the nine months ended March 31, 1999, a decrease of $81,000, or 7.4%, from $1.1 million during the nine months ended March 31, 1998 to $1.0 million during the nine months ended March 31, 1999, which was coupled with a reduction in the Corporation's effective tax rate period-to-period due largely to the tax-exempt status regarding municipal securities. As a result, the level of federal income tax expense for each of the nine month periods ended March 31, 1999 and 1998 generally reflected the level of pre-tax earnings for such periods, adjusted for changes in the Corporation's effective tax rate. The Corporation's effective tax rates amounted to 29.7% and 34.6% for the nine month periods ended March 31, 1999 and 1998, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998
--------

General
-------

         Net earnings totaled $243,000 for the three months ended March 31, 1999, a decrease of $64,000, or 20.8%, from the $307,000 in net earnings recorded for the three months ended March 31, 1998. The decrease in net earnings was primarily attributable to a decrease in net interest income after provision for losses on loans of $97,000, or 12.2%, a decrease in other income of $33,000, or 15.3%, and an increase in general, administrative and other expense of $13,000, or 2.4%. As previously discussed, the decrease in net interest income after provision for losses on loans was further accentuated during the three months ended March 31, 1999 by the reporting of interest income on municipal securities on a tax-free basis yielding 5.03%, as opposed to a tax-equivalent basis yielding 7.17%. The decrease in earnings level before federal income taxes of $143,000, or 30.5%, resulted in a decrease in the provision for federal income taxes of $79,000, or 48.8%. The decrease in the provision for federal income taxes was also attributed to a reduction in the Corporation's effective tax rate mainly as a result of the federal tax treatment from the accumulation of bank qualified municipal securities during the 1999 period.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income decreased by $96,000, or 12.0%, during the three months ended March 31, 1999, as compared to the same period in the prior year. The decrease in net interest income during the three months ended March 31, 1999 was the result of a decrease of $92,000, or 4.3%, in total interest income, due to a decrease in the average outstanding balance of loans and to declines in the weighted-average rates earned on loans, mortgage-backed securities and other interest-earning assets, which were partially offset by increases in the average outstanding balances of mortgage-backed securities, investment securities and other interest-earning assets and to an increase in the weighted-average rate earned on investment securities. The decrease in total interest income during the three months ended March 31, 1999 was coupled with an increase in total interest expense of $4,000, or 0.3%, primarily due to an increase in the average outstanding balance of deposits, which was partially offset by a decrease in

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

the average outstanding balance of borrowings and to declines in the weighted-average rates paid on deposits and borrowings. As a result, the Corporation's interest rate spread declined from 2.75% during the three months ended March 31, 1998 to 2.36% during the three months ended March 31, 1999, a decrease of 39 basis points, or 14.2%. Such decrease in the interest rate spread period-to-period was attributed to decreases of 71 basis points, from 7.99% to 7.28%, in the overall weighted-average rates earned on all interest-earning assets, which were partially offset by decreases of 32 basis points, from 5.24% to 4.92%, in the overall weighted-average rates paid on all interest-bearing liabilities. In addition, the Corporation's net yield decreased from 2.95% during the three months ended March 31, 1998 to 2.56% during the three months ended March 31, 1999, a decrease of 39 basis points, or 13.2%.

         Interest income on loans decreased by $143,000, or 8.9%, during the three months ended March 31, 1999, as compared to the same three month period in the prior year. The decrease in interest income on loans during the 1999 period was due to a decrease of $3.2 million, or 4.3%, in the average balance of loans outstanding, which was coupled with a decrease of 42 basis points, from 8.70% to 8.28%, in the weighted-average rate earned on the loan portfolio. Similarly, interest income on mortgage-backed securities decreased by $21,000, or 4.5%, during the three months ended March 31, 1999, as compared to the same period in the prior year. Such decrease in interest income on mortgage-backed securities was the result of a decline in the weighted-average rate earned on mortgage-backed securities of 95 basis points, from 6.31% to 5.36%, which was partially offset by an increase in the average outstanding balance of mortgage-backed securities of $3.7 million, or 12.5%. The decrease in the average outstanding balance of loans period-to-period was a function of loan sales, principal repayments and payoffs exceeding loan originations and purchases due to the acceleration of loan prepayments and refinancings of higher rate mortgage loans in a declining interest rate environment and management's renewed emphasis on originating loans for sale in the secondary market. The decrease in the average yield earned on

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

loans was principally the result of a paydown in higher rate fixed-rate loans originated for the loan portfolio and the downward repricing of existing adjustable-rate mortgage loans. The decrease in the average balance of mortgage-backed securities outstanding period-to-period was a function of principal repayments and sales of securities exceeding purchases, as management began shifting funds from proceeds from sales and repayment cash flows on mortgage-backed securities towards the investment portfolio with the purchase of tax-free municipal securities. The decline in the weighted-average yield earned on mortgage-backed securities generally reflected the acceleration of principal repayments on higher rate securities due to a lower interest rate environment in the 1999 period and the downward movement of interest rate changes on the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations.

         Interest and dividend income on investment securities and other interest-earning assets increased by $72,000, or 80.0%, during the three months ended March 31, 1999, as compared to the same period in the prior year. The increase during the three months ended March 31, 1999 was primarily due to an increase of $6.9 million, or 494.1%, in the average outstanding balance of investment securities, an increase of $385,000, or 11.0%, in the average outstanding balance of other interest-earning assets and an increase in the weighted-average rate earned on investment securities of 31 basis points, from 6.85% to 7.16%, all of which were partially offset by a decline in the weighted-average rate earned on other interest-earning assets of 208 basis points, from 7.53% to 5.45%. The increases in the average outstanding balance and weighted-average rate earned on investment securities period-to-period were attributed to the purchase of tax-free municipal securities at attractive spreads in comparison to other investment alternatives that were tied to the U.S. Treasury index. The increase in the average outstanding balance of other interest-earning assets was mainly the result of an increase in interest-bearing deposits and other short-term liquid funds from a sustained deposit growth and a slowdown in loan portfolio growth, while the decrease in the weighted-average yield earned on other interest-earning assets was attributable to the reduction of short-term

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

interest rates by the Federal Reserve Board during the 1999 period and the call and maturity of higher yielding certificate of deposit investments in prior periods.

         Interest expense on deposits increased by $18,000, or 1.5%, during the three months ended March 31, 1999, as compared to the same period in the prior year. The increase in interest expense on deposits for the three months ended March 31, 1999 was primarily attributed to a $7.1 million, or 7.8%, increase in the average balance of deposits outstanding, which was partially offset by a decline of 30 basis points, from 5.12% to 4.82%, in the weighted-average rate paid on deposits, reflecting the lower market rates of interest paid during the 1999 period as compared to the 1998 period, especially on certificate of deposit accounts. As previously indicated, the overall increase in the average outstanding balance of deposits period-to-period, particularly term certificates of deposit and customer checking accounts, was largely due to intensified marketing efforts and competitive pricing strategies in these areas in order to fund the Corporation's lending and investment activities.

         Interest expense on borrowings decreased by $14,000, or 7.1%, during the three months ended March 31, 1999, as compared to the same period in the prior year. The decrease in interest expense on borrowings during the three months ended March 31, 1999 was primarily the result of a decrease in the average outstanding balance of borrowings of $199,000, or 1.5%, which was coupled with a decline in the weighted-average rate paid on borrowings of 34 basis points, from 6.08% to 5.74%. The decrease in the average volume of borrowings period-to-period was principally attributed to the repayment of certain Federal Home Loan Bank advances as a part of a restructuring effort by management in a prior period. These repayments were funded with excess liquidity and deposit inflows, as it was management's intent of principally growing the Corporation through an increased deposit base. The decrease in the weighted-average rate paid on borrowings period-to-period reflected

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Net Interest Income and Provision for Losses on Loans (continued)
-----------------------------------------------------

the lower costs of newer borrowings in comparison to borrowings obtained in previous periods. During the fourth quarter of fiscal 1998, management utilized special convertible fixed-rate advances from the Federal Home Loan Bank as part of a restructuring effort to extend out the maturities of the Corporation's borrowings. As previously discussed, such convertible advances gave the Corporation an opportunity to lock in long-term money at a very low interest rate as well as to replace higher rate short-term adjustable advances, thereby lowering the overall cost of funds on borrowings in the 1999 period, as compared to the 1998 period.

         The provision for losses on loans totaled $7,000 for the three months ended March 31, 1999, as compared to $6,000 for the three months ended March 31, 1998, an increase of $1,000, or 16.7%. The provision for losses on loans during the three months ended March 31, 1999 was comprised of discretionary additions to the general loan loss allowance. As previously discussed, provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Blue Ash, industry standards, the status of past due principal and interest payments, general economic conditions, particularly as they relate to Blue Ash's lending area, and other factors related to the collectibility of the loan portfolio. The provision for losses on loans during the three months ended March 31, 1999 was predicated upon the overall loan portfolio growth over the last several years and management's review of non-performing and nonaccrual loans and anticipated losses on loans for the period.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans decreased during the three months ended March 31, 1999 by $97,000, or 12.2%, as compared to the same period in the prior year.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Other Income
------------

         Total other income decreased by $33,000, or 15.3%, from $215,000 during the three months ended March 31, 1998 to $182,000 during the three months ended March 31, 1999. The decrease in other income during the three months ended March 31, 1999 was principally due to a decrease in gain on sale of mortgage loans of $39,000, or 20.6%, and a decrease in service fees, charges and other operating income of $2,000, or 16.7%, both of which were partially offset by an increase of $5,000, or 71.4%, in loan servicing fees and an increase of $3,000, or 42.9%, in gain on sale of investment and mortgage-backed securities. The decrease in gain on sale of mortgage loans of $39,000, or 20.6%, period-to-period was primarily due to the decline in the volume of loan sales during the three months ended March 31, 1999, as the demand for origination of fixed-rate mortgage loans for sale in the secondary market given the low interest rate environment and consumer preference for fixed-rate loans was more pronounced during the 1998 period. During the 1999 period, interest rates had mostly stabilized and the flurry of refinancings of higher rate mortgage loans and subsequent sales of such loans had already occurred in previous periods as interest rates were still falling toward historical lows. The increase in gain on sale of investment and mortgage-backed securities of $3,000, or 42.9%, was due to greater gains realized on the sale of securities in the 1999 period, even though there was a greater sales volume in the 1998 period. During the 1999 period, the Corporation sold approximately $1.8 million in available for sale municipal securities at gains of $10,000 and $1.5 million in available for sale mortgage-backed securities at no gain, as compared to $4.2 million in aggregate sales at gains of $7,000 during the 1998 period. There were greater market opportunities during the 1999 period due to a declining interest rate environment to take some profits on certain municipal securities within the investment portfolio as a means of offsetting the decline in net earnings from a shrinking net interest margin or interest rate spread. The increase in loan servicing fees of $5,000, or 71.4%, was principally attributable to an increase in loan servicing fees received of $7,000, or 26.9%, due to an increase period-to-period in the average outstanding balance of loans sold of $10.0 million, or 22.5%, which was partially offset

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Other Income (continued)
------------

by an increase of $2,000, or 10.5%, in amortization and impairment expense on originated mortgage servicing rights under SFAS No. 125 due to accelerated prepayments on loans. The decrease in service fees, charges and other operating income of $2,000, or 16.7%, was primarily due to a reduction in fee income from construction loan draws, inspections and loan processing-related matters and an increase in costs incurred for the origination of no-cost home equity line-of-credit loans, which were partially offset by an increase in fee income from NOW accounts, debit card processing and correspondent origination and service release premiums.

General, Administrative and Other Expense
-----------------------------------------

         Total general, administrative and other expense increased by $13,000, or 2.4%, during the three months ended March 31, 1999, as compared to the same period in the prior year, due primarily to an increase in employee compensation and benefits of $4,000, or 1.3%, an increase in occupancy and equipment expense of $3,000, or 3.1%, an increase in federal deposit insurance premiums of $1,000, or 7.1%, an increase in data processing expense of $1,000, or 4.2%, an increase in amortization of goodwill of $1,000, or 12.5%, and an increase in other operating expense of $6,000, or 11.3%, all of which were partially offset by a decrease in state franchise tax expense of $3,000, or 12.0%.

         The increase in employee compensation and benefits of $4,000, or 1.3%, during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, was principally due to normal merit increases of officer and employee salaries, an increase in staffing levels, an increase in director medical reimbursement expenses, an increase in health insurance costs, an increase in certain payroll-related taxes and a decrease in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $1.9 million, or 12.8%, decline in total loan origination volume period-to-period, all of which were partially offset by a decrease in annual bonus expense as a result of a lower earnings level used for calculating such bonus, a decrease in loan officer bonus expense due to a reduced loan

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

General, Administrative and Other Expense (continued)
-----------------------------------------

origination volume, a decrease in workers' compensation premiums and state unemployment taxes and a decrease in expenses related to the ESOP due to the Plan having to purchase common shares at fair value of certain terminated employees in a previous period.

         The increase in occupancy and equipment expense of $3,000, or 3.1%, period-to-period was the result of an increase in office building repairs and maintenance, an increase in depreciation expense on furniture and equipment, an increase in ATM processing expense and an increase in telephone expense, all of which were partially offset by a decrease in furniture, fixtures and equipment expenses and a decrease in postage. The increase in data processing and related fees of $1,000, or 4.2%, was due to a larger volume of loan and deposit account activity. The increase in federal deposit insurance premiums of $1,000, or 7.1%, was mainly the result of an increased average deposit base, while the decrease in state franchise taxes of $3,000, or 12.0%, was primarily attributed to a higher level of state supervisory tax credits applied to the Corporation for purposes of reducing its franchise tax liability and to a lower effective franchise tax rate, which were partially offset by an enhanced average equity position period-to-period. Other operating expense increased from $53,000 during the three months ended March 31, 1998 to $59,000 during the three months ended March 31, 1999, an increase of $6,000, or 11.3%, due primarily to an increase in supervisory fees and assessments, an increase in annual audit and tax service, an increase in NOW account expenses, an increase in organizational dues and subscriptions, an increase in real estate owned expenses, an increase in legal fees associated with certain holding company and other corporate-related matters and an increase in office supplies resulting from an expanding loan and savings operation, all of which were partially offset by a decrease in legal fees associated with delinquent and foreclosed loans.

Federal Income Taxes
--------------------

         The provision for federal income taxes totaled $83,000 for the three months ended March 31, 1999, as compared to $162,000 for the

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Federal Income Taxes (continued)
--------------------

three months ended March 31, 1998, a decrease of $79,000, or 48.8%. The decrease in provision for federal income taxes reflected the lower level of pre-tax earnings for the three months ended March 31, 1999, a decrease of $143,000, or 30.5%, from $469,000 during the three months ended March 31, 1998 to $326,000 during the three months ended March 31, 1999, which was coupled with a reduction in the Corporation's effective tax rate period-to-period due largely to the tax-exempt status regarding municipal securities. As a result, the level of federal income tax expense for each of the three month periods ended March 31, 1999 and 1998 generally reflected the level of pre-tax earnings for such periods, adjusted for changes in the Corporation's effective tax rate. The Corporation's effective tax rate amounted to 25.5% and 34.5% for the three month periods ended March 31, 1999 and 1998, respectively.

Year 2000 Compliance Issues
---------------------------

         The Year 2000 issue is a serious operational problem which is widespread and complex, affecting all industries. The Federal Financial Institution Examination Council (the "FFIEC"), representing the views of each of the primary financial institution regulators, has focused on the risk that programming code in existing computer systems will fail to properly recognize the new millennium when it occurs in the year 2000. According to various studies, most computer programs and related hard-printed memory circuits have been developed utilizing nine-digit date fields (YYMMDD) with the YY two-digit field for the year and the basis for all calculation formulas. While this two-digit approach has worked in the past, as the financial services industry enters the year 2000, the two-digit field will not permit accurate calculations based on current formulas. For example, January 1, 2000, will read as 000101; many computers will recognize this date as January 1, 1900, or default to January 1, 1980. In either case, the potential impact to data calculations will be significant. Erroneous calculations may occur due to the computers' erroneous reading of the year, or entire systems failures may occur. Other concerns

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Year 2000 Compliance Issues (continued)
---------------------------

have been raised regarding February 29, 2000, as well as September 9, 1999 (990999), which are new calculation challenges that may result in further problems.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Year 2000 Compliance Issues (continued)
---------------------------

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

         Since Blue Ash's primary computer applications are not internally developed and contracted with third party vendors, the cost to address Blue Ash's year 2000 issues has been isolated to hardware and system upgrades. Upgrades of Blue Ash's internal hardware and software have occurred within the teller and savings operation, accounting and loan operation in accordance with Blue Ash's normal course of operations. Most of the computer systems replaced were fully depreciated and upgrades and new hardware would have been necessary in the near future. To date, the cost incurred has been approximately $60,000. This cost has been mostly capitalized and will be amortized over a five-year period. Future estimated costs are not expected to have a material impact on the Corporation's consolidated financial statements.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998 (continued)
--------

Year 2000 Compliance Issues (continued)
---------------------------

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

ITEM 2.  Changes in Securities
         ---------------------

         The following table sets forth information regarding all sales of shares of Common Stock by the Corporation without registration for the past three years. All of the sales were a result of the exercise of options granted to directors, executive officers and employees of the Corporation pursuant to the Corporation's 1992 Stock Option Plan. The transactions were exempt from registration under Section 3(a)(11) of the Securities Act of 1933. In each case, the exercise price was paid in cash and no commissions or underwriting fees were paid.

                                  Number of                 Exercise
             Date                  Shares                     Price
             ----                 ---------                 ----------
            6/4/96                      500                 $ 5,750.00
            1/13/97                     500                   5,750.00
            11/9/98                   1,500                  17,250.00
            1/12/99                     500                   5,750.00
            3/2/99                    1,500                  17,250.00
            3/3/99                    1,000                  11,500.00
            3/3/99                    1,500                  17,250.00
            3/4/99                    1,500                  17,250.00
            3/9/99                    1,500                  17,250.00
            3/9/99                    1,000                  12,000.00

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not Applicable

ITEM 5.  Other Materially Important Events
         ---------------------------------

         On March 11, 1999, Oak Hill Financial, Inc. ("Oak Hill Financial"), a corporation chartered under the laws of the State of Ohio, and the Corporation jointly announced the signing of an Agreement and Plan of Merger in which the Corporation will be merged into Oak Hill Financial. Under the terms of the agreement, Oak Hill Financial will exchange
         4.125 of its common shares for each of the 222,100 outstanding shares of the Corporation as of March 11, 1999. The exchange ratio is subject to change if the value of Oak Hill Financial's common stock is above $21.71 per share prior to closing. The Corporation will have the right to terminate the Agreement and Plan of Merger if the average price of Oak Hill Financial's common stock falls below $16.05 per share, unless Oak Hill Financial increases the exchange ratio to compensate for the difference between the price of Oak Hill Financial common stock at closing and $16.05. Based on the average of Oak Hill Financial's closing bid and ask price of $19.22 on March 10, 1999, the transaction is valued at $17.6 million, or $79.28 per share of the Corporation's common stock. The Merger will be accounted for as a pooling-of-interests and is expected to be completed by October 1999, pending Oak Hill Financial and the Corporation shareholder approval, regulatory approval and other customary conditions of closing. The transaction is expected to be a "tax-free" reorganization for federal income tax purposes. At March 31, 1999, Oak Hill Financial reported total assets of $435.2 million, total deposits of $370.9 million and shareholders' equity of $38.4 million.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K:      None

         Exhibit 2.1 Agreement and Plan of Merger [dated as of March 11, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation.]

         Exhibit 2.2 Supplemental Agreement [dated as of March 11, 1999, between Oak Hill Financial, Inc. and Towne Financial Corporation.]

         Exhibit 27: Financial Data Schedule for the Nine Months Ended March 31, 1999

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 12, 1999               By:/s/  William S. Siders
                                       -----------------------------
                                       William S. Siders
                                       Executive Vice President


Dated:   May 12, 1999               By:/s/  Joseph L. Michel
                                       ----------------------------
                                       Joseph L. Michel
                                       Chief Financial Officer, Vice
                                         President and Treasurer