Form 10KSB
period 1999-06-30
TOWNE FINANCIAL CORP /OH
filed 1999-09-28
CIK 880052

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended June 30, 1999

                         Commission File Number: 0-20144
                                                --------

                           TOWNE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Ohio                                               31-1334563
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

  4811 Cooper Road, Blue Ash, Ohio                              45242
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (513) 791-1870
                          ----------------

         Securities registered pursuant to Section 12(b)
         of the Exchange Act:
                               None
         ----------------------------------------------

         Securities registered pursuant to Section 12(g)
         of the Exchange Act:
             Common Shares, par value $1.00 per share
         ----------------------------------------------
                         (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ----  ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended June 30, 1999 were $9,099,000.

         The aggregate market value of the voting shares held by non-affiliates of the issuer as of September 8, 1999, computed by reference to the price at which Oak Hill Financial, Inc. common shares last traded multiplied by a fixed exchange ratio as negotiated in the "Agreement and Plan of Merger" dated March 11, 1999 between Oak Hill Financial, Inc. and Towne Financial Corporation, was $9,215,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the issuer that such person is an affiliate of the issuer.)

         222,400 of the issuer's common shares were issued and outstanding on September 8, 1999.

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

         The Corporation does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Towne Financial Corporation ("Towne Financial", or the "Corporation"), an Ohio corporation incorporated under the laws of the State of Ohio on August 20, 1991, is a unitary savings and loan holding company which owns all of the issued and outstanding common shares of The Blue Ash Building and Loan Company ("Blue Ash", or the "Company"), a savings and loan association incorporated under the laws of the State of Ohio. On May 1, 1992, Towne Financial acquired all of the common shares issued by Blue Ash upon its conversion from a mutual savings and loan association to a stock savings and loan association (the "Conversion"). In connection with the Conversion, the Corporation issued and sold 207,000 shares of its common stock, par value $1.00 per share ("Common Shares"), at a price of $10.00 per share. On March 11, 1999, Oak Hill Financial, Inc. ("Oak Hill Financial"), a corporation chartered under the laws of the State of Ohio, and Towne Financial jointly announced the signing of an Agreement and Plan of Merger in which the Corporation will be merged into Oak Hill Financial. The Merger will be accounted for as a pooling-of-interests and is expected to be completed by October 1999 pending regulatory approval and other customary conditions of closing. The shareholders of the Corporation and Oak Hill Financial approved the transaction on September 14, 1999. At June 30, 1999, on an unconsolidated basis,

Towne Financial had no significant assets other than the capital stock of Blue Ash and had no significant liabilities. Future references to the Corporation or the Company are utilized herein as the context requires.

         Serving the Cincinnati, Ohio, area since 1908, Blue Ash conducts business from its main office at 4811 Cooper Road in Blue Ash, Ohio, and from three full-service branch offices located in Mason, Amelia and Cherry Grove. Specifically, Blue Ash's primary market areas are considered to be the northeastern and eastern areas of Cincinnati, Ohio. Additionally, during fiscal 1998, Blue Ash began aggressively marketing its lending products and services to the areas of Northern Kentucky and the western portions of the City of Cincinnati with the hiring of two loan officers to specifically concentrate on servicing those areas. At June 30, 1999, Blue Ash had total assets of $117.8 million, deposits of $94.2 million and shareholders' equity of $9.6 million.

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


Selected consolidated financial                         At June 30,
condition and other data:          ----------------------------------------------------
                                     1999       1998       1997       1996       1995
                                   ---------  ---------  --------  ---------  ---------
                                                  (Dollars in thousands)
Total Amount of:
  Assets                           $117,767   $117,790   $102,558   $ 92,214   $ 79,484
  Interest-bearing deposits(1)        1,345      5,485      1,613      2,756      2,477
  Investment securities
    designated as available for
    sale - at market                  8,254        809         --         --         --
  Investment securities held to
    maturity - at amortized cost        599        809      1,399      1,300        500
  Mortgage-backed securities
    designated as available
    for sale - at market             19,322     18,354     15,269     15,680     11,803
  Mortgage-backed securities
    held to maturity - at
    amortized cost                   11,650     14,641     11,463     11,948     13,173
  Loans receivable - net(2)          70,395     72,358     66,817     55,071     45,783
  Deposits                           94,174     94,988     81,794     75,618     59,784
  Advances from the Federal
    Home Loan Bank                   12,674     12,674     12,000      8,424      8,318
  Obligations for securities
    sold under agreements to
    repurchase                           --         --         --         --      3,504
  Shareholders' equity - net,
    restricted(3)                     9,630      8,663      7,638      7,157      6,883

Number of:
  Real estate loans
    outstanding(4)(5)                   990      1,007        960        853        749
  Deposit accounts                    8,149      8,198      7,521      7,609      6,772
  Full-service offices                    4          4          4          4          4


-------------------------
Footnotes on page 7.

                                              Year ended June 30,
Summary of earnings:                1999    1998     1997     1996    1995
                                  ------   ------   ------   ------   ------
                                       (In thousands, except per share data)

Interest income                   $8,488   $8,462   $7,192   $6,410   $5,090
Interest expense                   5,538    5,396    4,461    4,063    2,859
                                  ------   ------   ------   ------   ------

Net interest income                2,950    3,066    2,731    2,347    2,231

Provision for losses on loans         31       24       18       11       --
                                  ------   ------   ------   ------   ------
Net interest income after
  provision for losses on loans    2,919    3,042    2,713    2,336    2,231
Other income                         611      500      212      470      262
General, administrative and
  other expense                    2,199    2,108    2,359    2,001    1,873
                                  ------   ------   ------   ------   ------

Earnings before federal income
  taxes                            1,331    1,434      566      805      620
Federal income taxes                 393      496      201      284      229
                                  ------   ------   ------   ------   ------

Net earnings                      $  938   $  938   $  365   $  521   $  391
                                  ======   ======   ======   ======   ======

Earnings per share(6):
    Basic                         $ 4.39   $ 4.50   $ 1.75   $ 2.51   $ 1.89
                                  ======   ======   ======   ======   ======

    Diluted                       $ 4.06   $ 4.28   $ 1.69   $ 2.44   $ 1.86
                                  ======   ======   ======   ======   ======


----------------------------


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

(6) All earnings per share amounts reflect the implementation of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires institutions to present basic earnings per share and, if applicable, diluted earnings per share, respectively. Effective during the year ended June 30, 1998, the Corporation began presenting earnings per share pursuant to the provisions of SFAS No. 128. All earnings per share data relating to prior years has been restated to conform to the provisions of the Statement. For additional information, see Note A-13 of Notes to Consolidated Financial Statements.

                                       At or for the Year ended June 30,
Selected Financial Ratios(1):       1999     1998     1997     1996     1995
                                   ------   ------   ------   ------   -----

Interest rate spread(2):
  Average during year               2.46%    2.68%    2.80%    2.66%    3.16%
  End of year                       2.71     2.48     2.75     2.52     2.73
Net yield on average
  interest-earning assets           2.67     2.89     2.99     2.86     3.30
Average interest-earning assets
  as a percentage of average
  interest-bearing liabilities    104.58   104.06   103.86   104.04   103.21
Return on equity (net earnings
  divided by average equity)(3)    10.24    11.54     4.99     7.28     6.02
Return on assets (net earnings
  divided by average total
  assets)(3)                        0.78     0.84     0.38     0.60     0.54
Equity-to-assets ratio (average
  equity divided by average
  total assets)                     7.60     7.27     7.57     8.19     8.89
Allowance for loan losses as a
  percentage of non-performing
  loans at end of year            110.32    29.83    60.55    34.22    72.85
Allowance for loan losses as a
  percentage of total loans at
  end of year                       0.39     0.36     0.37     0.42     0.48
Non-performing loans as a
  percentage of total loans
  at end of year(4)                 0.36     1.22     0.60     1.23     0.66
Non-performing assets as a
  percentage of total assets
  at end of year(4)                 0.31     0.75     0.39     0.73     0.38
General, administrative and other
  expense as a percentage of
  average total assets(3)           1.83     1.88     2.44     2.29     2.56
Overhead efficiency ratio(3)(5)    62.29    59.51    80.65    71.31    75.13


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

LENDING ACTIVITIES

         GENERAL. The primary source of revenue to Blue Ash is interest and fee income derived from its lending activities. Blue Ash's primary lending activity is the origination, for the portfolio, of conventional first mortgage loans for the purchase or refinancing of residential real property secured by one-to-four family homes located in Blue Ash's lending area. Depending on certain interest rate risk considerations and the level of interest rates, in general, and whether the rates on these loans are fixed-rate, Blue Ash may sell such loans in the secondary market. Loans for the construction of one-to-four family homes, mortgage loans on multi-family properties containing five units or more, nonresidential properties, and secured home equity line of credit loans, are also offered by Blue Ash. Blue Ash has not originated for its portfolio any loans insured by the Federal Housing Authority or loans guaranteed by the Veterans Administration; however, Blue Ash is a correspondent lender of Federal Housing Administration loans. Blue Ash originates and processes loans insured by the Federal Housing Administration for a local mortgage company, which, in turn, underwrites, closes and services the loans. During fiscal 1998, Blue Ash was approved by the Housing Urban Development as a direct-endorsed lender to originate Federal Housing Administration loans. From time to time, Blue Ash has also acted as a correspondent lender of nonconforming loans. Blue Ash originates and processes loans that are not in conformity with its current lending and underwriting standards for a local mortgage company, which, in turn, underwrites, closes and services the loans. In addition to mortgage lending, Blue Ash makes a limited amount of consumer loans, including loans secured by deposit accounts, stock loans and automobile loans to its employees. To a lesser extent, to diversify its portfolio, Blue Ash from time to time purchases residential and other loans from other lending institutions.

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



                                                             At June 30,
                                    --------------------------------------------------------------
                                            1999                 1998                 1997
                                   --------------------- --------------------  -------------------
                                                Percent              Percent              Percent
                                                of total             of total             of total
                                     Amount      loans    Amount      loans     Amount      loans
                                   --------    -------   --------    -------   --------    -------
                                                   (Dollars in thousands)
Type of loan:
 Residential real estate:
  Construction                     $  5,659        8.0%  $  3,802        5.3%  $  2,277        3.4%
  1-4 family and multi-family(1)     58,122       82.6     59,512       82.2     55,257       82.7
 Nonresidential real estate(2)       10,049       14.3     10,797       14.9     10,437       15.6
 Land                                 1,546        2.2        659        0.9        631        1.0
 Deposit account(3)                     125        0.2        111        0.2        250        0.4
 Consumer and other                      97        0.1         84        0.1          3         --
                                   --------    -------   --------    -------   --------    -------

  Total loans (before net items)     75,598      107.4     74,965      103.6     68,855      103.1

Less:
 Undisbursed portion of
  loans in process                   (4,772)      (6.8)    (2,186)      (3.0)    (1,632)      (2.5)
 Deferred loan origination
  fees                                 (153)      (0.2)      (157)      (0.2)      (162)      (0.2)
 Allowance for loan losses             (278)      (0.4)      (264)      (0.4)      (244)      (0.4)
                                   --------    -------   --------    -------   --------    -------

  Total loans - net(4)             $ 70,395      100.0%  $ 72,358      100.0%  $ 66,817      100.0%
                                   ========    =======   ========    =======   ========    =======

Type of security:
 Residential real estate
  1-4 family                       $ 59,534       84.6%  $ 59,099       81.7%  $ 54,525       81.6%
  Other dwelling units                4,247        6.0      4,215        5.8      3,009        4.5
 Nonresidential real estate          10,049       14.3     10,797       14.9     10,437       15.6
 Land                                 1,546        2.2        659        0.9        631        1.0
 Deposit account                        125        0.2        111        0.2        250        0.4
 Other                                   97        0.1         84        0.1          3       --
                                   --------    -------   --------    -------   --------    -------

  Total loans (before net items)     75,598      107.4     74,965      103.6     68,855      103.1

Less:
 Undisbursed portion of
  loans in process                   (4,772)      (6.8)    (2,186)      (3.0)    (1,632)      (2.5)
 Deferred loan origination
  fees                                 (153)      (0.2)      (157)      (0.2)      (162)      (0.2)
 Allowance for loan losses             (278)      (0.4)      (264)      (0.4)      (244)      (0.4)
                                   --------    -------   --------    -------   --------    -------

  Total loans - net(4)             $ 70,395      100.0%  $ 72,358      100.0%  $ 66,817      100.0%
                                   ========    =======   ========    =======   ========    =======

-----------------------------

(1) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans and second mortgage loans.
(2)  Includes second mortgage loans.
(3) Loans have interest rates that adjust in accordance with the rates paid on Blue Ash's deposit accounts.
(4) Includes loans held for sale of $882,000 at June 30, 1998, which are recorded at the lower of cost or market value. There were no loans identified as held for sale at June 30, 1999 and 1997, respectively.

         LOANS. The following table sets forth certain information as of June 30, 1999, regarding the dollar amount of loans maturing in Blue Ash's portfolio, including loans held for sale, based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The table as presented takes into account normal amortization of Blue Ash's loan portfolio and does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                           Due during the year ending    Due 3-5  Due 5-10  Due 10-20  Due 20 or
                                     June 30,             years     years     years   more years
                           ---------------------------    after     after     after      after
                             2000      2001      2002    6/30/99   6/30/99   6/30/99    6/30/99    Total
                           -------   -------   -------   -------   -------   -------    -------   -------
                                                           (In thousands)

Mortgage loans(1)(2):
 One-to-four family
  residential(3):
   Adjustable              $ 1,494   $   522   $   575   $ 1,295   $ 2,995   $ 7,384   $ 5,208   $19,473
   Fixed                       753       697       720     1,532     4,886    12,127    15,788    36,503
 Multi-family
  residential:
   Adjustable                   37        40        47       101       350     1,267       804     2,646
   Fixed                       206        98        40        87       777       131        --     1,339
 Nonresidential:
   Adjustable                  226       247       274       528     1,619     4,315       673     7,882
   Fixed                        35        36        41        94       315       382        --       903
 Land:
   Adjustable                  210       156       166       250       314        --        --     1,096
   Fixed                        62        66        71       132        --        --        --       331
Nonmortgage loans:
   Deposit account loans       125        --        --        --        --        --        --       125
   Consumer and other           97        --        --        --        --        --        --        97
                           -------   -------   -------   -------   -------   -------   -------   -------

      Total loans-net      $ 3,245   $ 1,862   $ 1,934   $ 4,019   $11,256   $25,606   $22,473   $70,395
                           =======   =======   =======   =======   =======   =======   =======   =======


---------------------------

(1) Amounts shown are net of unaccreted discounts on loans transferred to held for investment of $18,000, undisbursed portion of loans in process of $4,772,000, deferred loan origination fees of $153,000 and allowance for loan losses of $278,000.

(2)  Includes construction loans and second mortgage loans.

(3) Includes home equity line of credit loans underwritten on the same basis as first mortgage loans.


         The following table sets forth the dollar amount of all loans, after net items, due after one year from June 30, 1999, which have predetermined interest rates or floating or adjustable interest rates.

                                                                Floating or
                                            Predetermined       adjustable
                                                rates             rates
                                                     (In thousands)
         Mortgage loans(1):
          One-to-four family residential       $35,750            $17,979
          Multi-family residential               1,133              2,609
          Nonresidential                           868              7,656
          Land                                     269                886
                                               -------            -------

                Total loans-net                $38,020            $29,130
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

         LOAN CONCENTRATIONS. Blue Ash's primary lending activity is the origination of first mortgage loans to enable borrowers to purchase or refinance residential real property in its lending area. Blue Ash's lending area is defined as Hamilton, Clermont, Butler, Warren and Brown Counties in Southwestern Ohio; Dearborn County in Southeastern Indiana; and Kenton, Campbell, Boone and Grant Counties in Northern Kentucky. Blue Ash's lending efforts have historically focused on one-to-four family residential and multi-family residential real estate loans, which comprised approximately $60.0 million, or 85%, of the total loan portfolio, including loans held for sale, at June 30, 1999 and $60.9 million, or 84%, of the total loan portfolio, including loans held for sale, at June 30, 1998. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has provided Blue Ash with more than adequate collateral coverage in the event of default. Nevertheless, Blue Ash, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its lending area, thereby impairing collateral values. However, management is of the belief that residential real estate values in Blue Ash's lending area are presently stable. At June 30, 1999, virtually all of Blue Ash's residential real estate loans consisted of "conventional" loans, which means that they are not insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.

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

         Adjustable-rate mortgage loans ("ARMs") are offered by Blue Ash for terms of up to 30 years for one-to-four family owner-occupied and nonowner-occupied properties. During fiscal 1996, Blue Ash increased its term to maturity from 25 years to 30 years on loans secured by nonowner-occupied one-to-four family properties. The interest rate adjustment periods on the ARMs are either one-year, two-year, three-year, or one-year following an initial rate set for three-years or five-years. The interest rate adjustments on all the ARMs presently originated by Blue Ash are tied to changes in the weekly average yield on U.S. Treasury securities, adjusted to a constant maturity of one-year as made available by the Board of Governors of the Federal Reserve System (the "Index"). The interest rate for the ARM period is increased or decreased by the amount of change in the Index between the date the interest rate was set and the date of the ARM adjustment rounded to the nearest one-eighth of one percent. Rate adjustments are computed by adding a stated margin (between 2.75% and 3.50% at June 30, 1999 for single-family owner-occupied property and between 3.25% - 3.75% on nonowner-occupied one-to-four family property at June 30, 1999) to the Index. The maximum allowable adjustment at each adjustment date is usually 2% with a maximum adjustment of 6% over the term of the loan. Blue Ash also offers a "convertible" one-year ARM loan which is secured by either one or two-family owner-occupied property. This convertible ARM is similar to the standard one-year ARM in all features, except that the borrower under the one-year "convertible" ARM has the option to convert it to a fixed-rate mortgage loan any time after the first payment is made up to five years after the origination date. The stated margin on the "convertible" one-year ARM is 3.25% at June 30, 1999, which differs from the stated margin of 2.75% on the standard one-year ARM at June 30, 1999.

         Blue Ash offers ARMs with initial rates lower than the sum of the Index plus the margin ("introductory" rates), determined by Blue Ash based on various factors, including market conditions and competitive rates for loans having similar features offered by other lenders for such initial periods. The initial rate is also dependent, in part, on how often the rate can be adjusted. The initial interest rates on Blue Ash's one or two-family owner-occupied ARMs, assuming an origination fee of 1% of the loan amount charged, ranged from 5.88% to 7.63% per annum at June 30, 1999. The initial interest rates on Blue Ash's nonowner-occupied one-to-four family investment ARMs, assuming a 1% origination fee, ranged from 7.50% to 8.00% per annum at June 30, 1999. Further, the initial interest rate offered on the one-year "convertible" ARM was 5.75% per annum at June 30, 1999 with no origination fees. Such

ARM loans are subject to increased risk of delinquency or default due to increasing monthly payments as the interest rates on such loans increase to the fully-indexed level, although such increase is considered in Blue Ash's underwriting of such loans. At June 30, 1999, Blue Ash offered initial interest rates on the ARMs it originates that were 0.63% to 2.00% below the rate that would be indicated by reference to the repricing formula. On the "convertible" one-year ARM, the introductory rate was 2.63% below the fully-indexed rate at June 30, 1999. Blue Ash's delinquency experience on its ARMs has generally been satisfactory to date. In addition, the loans in Blue Ash's portfolio generally contain a due on sale clause, and Blue Ash does not generally permit ARMs to be assumed by borrowers. Blue Ash does not offer ARMs with negative amortization and the terms and conditions of the ARMs offered by Blue Ash, including the index for interest rates, may vary from time to time.

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

         Blue Ash originates ARMs secured by junior mortgages on residential properties of single-family units with maturities of up to 10 years. The ARMs are adjusted monthly to a rate typically equal to either zero, 100, 200 or 250 basis points above the "bank prime loan" rate as reported in THE WALL STREET JOURNAL. The maximum total loan-to-value ratio, taking into account all liens on the security property, for second mortgage adjustable-rate loans secured by owner-occupied residential properties of single-family units is generally 80%, although Blue Ash may lend up to 95% under certain circumstances. Blue Ash originated approximately $2.0 million in adjustable-rate second mortgage loans during the year ended June 30, 1999, and such loans outstanding of $1.8 million represented 2.6% of total net loans, including loans held for sale, at June 30, 1999.

         Blue Ash's total adjustable-rate one-to-four family residential real estate loan portfolio was approximately $19.5 million at June 30, 1999, and represented 34.8% of the one-to-four family residential real estate loan portfolio at such date. In addition, Blue Ash had outstanding commitments to fund $10,000 in one-to-four family ARMs at interest rates of 8.75% at June 30, 1999.

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

         During fiscal 1998 and the first half of fiscal 1999, however, as interest rates on mortgage loans steadily declined, Blue Ash reemphasized the origination of loans for the secondary market as the demand for low fixed-rate mortgage loans intensified within Blue Ash's lending area. When interest rates are at historically low levels, minimizing interest rate risk exposure, effecting changes in its asset and liability mix and generating income from sale of loans become more important than strictly growing the loan portfolio through the retention of all loans. When interest rates are or remain at low levels, selling residential mortgage loans in the secondary market continues to be a part of Blue Ash's strategic plan, as this practice enables Blue Ash to enhance the management of its liquidity position as well as monitoring its exposure to interest rate risk. During the second half of fiscal 1999 as interest rates shifted and began steadily rising, secondary market activities were again gradually deemphasized by Blue Ash and fixed-rate mortgage loans were originated more for retention in the loan portfolio.

         Fixed-rate mortgage loans were offered by Blue Ash with terms to maturity of 30 years at interest rates of 7.95% - 8.38%, 20 years at interest rates of 7.88% - 8.25% and 15 years at interest rates of 7.75% - 8.00% at June 30, 1999. All fixed-rate loans offered by Blue Ash were being originated for retention in the loan portfolio at June 30, 1999. Substantially all of the fixed-rate mortgage loans in Blue Ash's loan portfolio contain a due-on-sale clause providing that Blue Ash may declare the unpaid amount due and payable upon the sale of or transfer of any interest in the property securing the loan. Blue Ash enforces these due-on-sale clauses to the extent permitted by law. Fixed-rate loans secured by one-to-four family residential real estate loans, amounting to $36.5 million, constituted 65.2% of Blue Ash's loan portfolio for these types of loans at June 30, 1999. Blue Ash had outstanding commitments of $549,000 to fund fixed-rate mortgage loans at rates ranging from 6.88% to 8.75% at June 30, 1999, of which the majority were subsequently disbursed in July 1999.

         Blue Ash's one-to-four family residential real estate loan portfolio, which includes loans held for sale, construction loans and home equity line of credit loans, was approximately $56.0 million at June 30, 1999, and represented 79.5% of total net loans at such date. At such date, loans secured by one-to-four family residential real estate with outstanding balances of $1.7 million, or 3.1% of the total one-to-four family residential real estate loan balance, were delinquent 30 days or more. See "Delinquent Loans, Non-performing Assets and Classified Assets."

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one-to-four family properties, Blue Ash makes loans secured by multi-family properties (generally apartment buildings) containing over four units. Multi-family loans were generally made with terms to maturity of up to 20 years. During fiscal 1997, however, Blue Ash changed its terms on originating multi-family loans by offering them with terms to maturity of up to 25 years and a 30-year amortization period. Such loans are currently made with both adjustable interest rates and fixed interest rates. Multi-family loans are limited to an 80% loan-to-value ratio and secondary financing is permitted by the seller up to 10% of the purchase price of the property. A subordination agreement has to be signed and the project must support both loans with a positive cash flow. The interest rate adjustment periods offered on adjustable-rate multi-family unit loans are generally one-year or three-year, and are tied to the one-year and three-year Treasury Securities' rates, respectively. Blue Ash also offers a ten-year/one-year adjustable-rate loan that adjusts every year following an initial rate set for ten years. This ARM is initially tied to the ten-year U.S. Treasury index and then the one-year U.S. Treasury index at each adjustment date thereafter. Rate adjustments are computed by adding a stated margin, typically 3.50%, to the Index. The periodic interest rate cap (the maximum amount by which the interest rate may be increased or decreased in a given period) on Blue Ash's ARMs for multi-family mortgages is generally 2.0%, with a lifetime interest rate cap of 6.0%. The ten-year/one-year ARM has no periodic interest rate cap and a lifetime interest rate cap of 6.0%. During fiscal 1998, Blue Ash began offering fixed-rate multi-family loans with terms to maturity of 15 years and an amortization period of 20 years. The interest rate being offered on this loan program was 8.50% at June 30, 1999, with loan origination fees of 2% of the loan amount being charged.

         Multi-family lending is generally viewed as exposing the lender to a greater risk than one-to-four family residential lending. Such loans typically involve higher loan principal amounts and repayment of the loans generally is dependent, in large part, on sufficient income generated by the project to cover operating expenses and loan repayments. Market values may vary as a result of economic events or governmental regulations outside the control of the borrower or lender, such as rent control laws, which impact the future cash flow of the affected properties. Corresponding to the greater lending risk is a generally higher interest rate applicable to multi-family residential lending. Blue Ash believes that its experience in making multi-family residential loans and its loan underwriting criteria are factors in reducing Blue Ash's exposure to such credit risk. Blue Ash generally requires that the property securing the loan generate a positive cash flow after giving effect to debt service and other expenses. Blue Ash's underwriting criteria include but not limited to: an evaluation of the reputation of the borrower; the amount of the borrower's equity in the project; sales and leasing information and projections; and cash flow projections. Blue Ash also attempts to reduce the risk associated with multi-family lending by obtaining personal guarantees on loans made to corporations and partnerships, and where deemed necessary, Blue Ash obtains additional collateral. In addition, Blue Ash currently requires that borrowers agree to submit financial statements annually to enable Blue Ash to monitor these loans more effectively.

         At June 30, 1999, Blue Ash had $4.0 million in outstanding multi-family residential real estate loans representing 5.7% of total net loans at that date. Regarding the multi-family real estate portfolio, there were two loans totaling $1.2 million at June 30, 1999 which had balances of $500,000 or more. Blue Ash's multi-family real estate consist primarily of loans secured by apartment buildings which are primarily located in its lending area. Generally, these apartment buildings are small with an average of 6 to 12 units. However, occasionally, the loans are secured by larger developments. Blue Ash's largest multi-family real estate loan, which is a participation loan that is serviced by another financial institution, amounted to $647,000 at June 30, 1999 and was secured by a 49-unit apartment complex. Blue Ash's second largest multi-family real estate loan amounted to $589,000 at June 30, 1999 and was secured by a 48-unit apartment complex. The secured property on both of these loans are located in Blue Ash's lending area and both were performing according to their original loan terms at June 30, 1999. The real estate securing all multi-family loans is located in Blue Ash's primary lending area of Southwestern Ohio. At June 30, 1999 there were no loans secured by multi-family residential real estate that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

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

         Construction loans to individuals for their residences are typically structured to be converted to permanent loans at the end of the construction phase, which normally runs six months. These construction loans have rates and terms which match any one-to-four family loan offered by Blue Ash, except that during the construction phase the borrower pays interest only. Loan origination fees of 1% are typically charged. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. The majority of the construction loans originated by Blue Ash are made to owner-occupants for construction of single-family homes. At June 30, 1999, Blue Ash had $1.3 million of outstanding construction loans, net of undisbursed loans in process and deferred loan origination fees, to borrowers intending to live in the properties upon completion of construction. Of these construction loans to individual borrowers, there were no loans delinquent 30 days or more at June 30, 1999. See "Delinquent Loans, Non-Performing Assets and Classified Assets".

         Construction loans to builders of one-to-four family residences require the payment of interest only and typically have terms to maturity of 12 to 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which float with changes in the specific prime rate. At June 30, 1999, such loans were generally being offered at an interest rate of 1% over the composite prime rate of 75% of the thirty largest U.S. banks, as reported by THE WALL STREET JOURNAL. Loan origination fees of 1% are typically charged. At June 30, 1999, Blue Ash had $1.1 million in construction loans, net of undisbursed loans in process and deferred loan origination fees, to builders of one-to-four family residences with no loans over $312,000. Of these residential loans to builders, there were no loans delinquent 30 days or more at June 30, 1999. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         Blue Ash also makes loans to builders for the purpose of developing one-to-four family lots. These loans typically have terms of up to five years, with an amortization period of ten years and a maximum LTV of 75%. These loans are adjustable and the interest rates have been historically based on 2% over the specified prime rate. Loan origination fees of 2% are typically charged. The principal on these loans is typically paid down as lots are sold. At June 30, 1999, Blue Ash had one loan classified as a land development loan with a net loan balance of $459,000. Such loan was originated as an adjustable-rate loan with an interest rate tied to the specified prime rate plus 1%. Finally, Blue Ash, from time to time, makes loans to individuals and builders for multi-family and nonresidential construction. At June 30, 1999, Blue Ash had one multi-family construction loan that was purchased from another financial institution with a net balance of $235,000, which was secured by various buildings within a large multi-building condominium project, and two nonresidential construction loans with a net loan balance of $623,000, which were secured by a one-story frame day-care facility and a 69-unit limited service hotel.

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

         NONRESIDENTIAL REAL ESTATE LOANS. In order to enhance portfolio yield and decrease the average term to repricing of its assets, Blue Ash also makes loans secured by nonresidential real estate consisting primarily of retail properties, warehouses, churches, office buildings and loans secured by a few special-purpose buildings. Such nonresidential loans are made with adjustable rates and fixed rates of interest and have terms to maturity of up to 25 years and a maximum LTV of 75%. During fiscal 1997, Blue Ash changed its terms regarding the origination of nonresidential real estate loans. Instead of originating such loans with terms to maturity of 20 years, Blue Ash extended the term to maturity to 25 years with a 30-year amortization period. The interest rate adjustment periods offered on adjustable-rate nonresidential loans are one-year, three-year and ten-year, and are tied to the one-year, three-year and ten-year Treasury Securities' rates, respectively. Rate adjustments are computed by adding a stated margin, typically 3.5%, to the Index. The periodic interest rate cap on Blue Ash's ARMs for nonresidential mortgages is generally 2.0%, with a lifetime interest rate cap of 6.0%. Blue Ash also has a ten-year/one-year ARM that adjusts every year after an initial ten-year rate set. This ARM is initially tied to the 10-year U.S. Treasury index and then the one-year U.S. Treasury index on each adjustment date thereafter. Unlike the one-year and three-year ARM, there is no periodic cap on the ten-year/one-year ARM. During fiscal 1998, Blue Ash began offering fixed-rate nonresidential loans with terms to maturity of 15 years and an amortization period of 20 years. The interest rate being offered on this loan program was 8.50% at June 30, 1999, with loan origination fees of 2% of the loan amount typically charged.

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

         Blue Ash is currently, and has in the past, been active in the origination of loans secured by nonresidential real estate properties. At June 30, 1999, nonresidential real estate loans outstanding totaled $8.8 million and represented 12.5% of the total net loan portfolio. This compared to $10.6 million in nonresidential real estate loans outstanding at June 30, 1998, or 14.7% of total net loans. The great majority of this nonresidential loan portfolio was created during fiscal 1994 and 1993 as a result of loan originations of $7.6 million and $6.6 million, respectively. Loan originations during fiscal 1999, 1998 and 1997 amounted to only $1.9 million, $2.9 million and $2.3 million, respectively, as Blue Ash was not as actively involved in such nonresidential lending to the same degree as fiscal 1994 and 1993. In terms of net outstanding loan balance at June 30, 1999, Blue Ash's largest nonresidential loan is secured by a single-user office building located in Mason, Ohio. Such loan had a net outstanding balance of $939,000 at June 30, 1999. Blue Ash's second largest nonresidential loan is secured by a warehouse/office structure located in Sharonville, Ohio. Such loan had a net outstanding balance of $701,000 at June 30, 1999. Blue Ash's third largest nonresidential real estate loan in the portfolio amounted to $545,000 at June 30, 1999 and was secured by an office complex in the Western Hills area of Cincinnati. All three of these loans are located in Blue Ash's lending area and were performing according to their original loan terms at June 30, 1999. Blue Ash had total outstanding commitments of approximately $2.4 million to originate nonresidential real estate loans at June 30, 1999. Such commitments consisted solely of one adjustable-rate loan, secured by a 69-unit limited service hotel, with an interest rate of 8.50%. Approximately $1.2 million of the loan was committed to be sold on a participating basis to another financial institution at June 30, 1999. At June 30, 1999, Blue Ash had no outstanding nonresidential loans that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         LAND LOANS. Blue Ash makes loans secured by unimproved real estate. These land loans are originated as adjustable-rate loans for terms up to five years, with an amortization period of ten years and a maximum LTV of 75%. The interest rates on these loans are generally based on the specified prime rate as previously discussed plus 2%. At June 30, 1999, Blue Ash had $1.4 million, or 2.0% of total net loans, in outstanding land loans. At such date, Blue Ash had no outstanding land loans that were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

         CONSUMER LOANS. Blue Ash makes consumer loans almost exclusively to depositors on the security of their deposit accounts. Such loans are made at adjustable rates of interest, and the principal amount of the loan cannot exceed 90% of the face value of the pledged deposit. Interest is due monthly or quarterly, and principal is due on demand. The interest rate on these loans is usually 2% above the rate paid on the deposit used for collateral. Additionally, on a rare occasion, Blue Ash originates loans secured by actively-traded stock in public companies at 50% of the value of the stock and originates automobile loans solely to its employees at an adjustable rate of interest equal to the specified prime rate as previously discussed. These automobile loans are not available to the directors or executive officers. At June 30, 1999, Blue Ash had approximately $125,000, or 0.2% of total net loans, invested in deposit loans to its customers and $97,000, or 0.1%, invested in stock and automobile loans.

         HOME EQUITY LINES OF CREDIT AND SECOND MORTGAGES. Blue Ash offers home equity line of credit loans typically secured by second mortgages. The line of credit agreements currently being offered by Blue Ash provide that borrowers can obtain advances up to their credit limit for a period of ten years, and at that time, they must repay in full any outstanding balance. Home equity line of credit loans generally have interest rates which adjust monthly based on changes in the composite prime rate of 75% of the thirty largest U.S. banks, as reported by THE WALL STREET JOURNAL. Blue Ash typically originates home equity line of credit loans based on a combined LTV of not more than 80% for the first mortgage and the line of credit. However, Blue Ash does offer home equity line of credit loans up to a total LTV of 90% based upon certain specified criteria, with a maximum loan amount of $25,000. In order to qualify for such terms, the property securing the loan has to be in very good condition and the borrower has to have good job stability, perfect credit history over the last two years and an established savings pattern. Additionally, second mortgage loans are originated for terms to maturity of up to ten years at fixed rates of interest. Such loans are secured by a second mortgage on the property which Blue Ash typically holds a first mortgage.

         During the year ended June 30, 1999, Blue Ash originated $2.5 million in home equity line of credit loans. The outstanding loan balance of such loans, totaling $2.3 million, represented 3.3% of the total net loans outstanding at June 30, 1999. At such date, home equity line of credit loans of $7,000 were delinquent 30 days or more. See "Delinquent Loans, Non-Performing Assets and Classified Assets."

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

         In the approval process for the loans it originates, Blue Ash assesses the applicant's ability to make principal and interest payments on the loan and the value of the property securing the loan. On ARM loans, Blue Ash currently qualifies the applicant based on his or her ability to repay the loan based on the fully-indexed rate, not the introductory rate. At June 30, 1999, Blue Ash's introductory ARM rates are approximately 63 to 263 basis points below the fully-indexed rates.

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

         During fiscal 1999, Blue Ash began quoting mortgage interest rates on fixed-rate single-family mortgages up to $240,000 and jumbo mortgages between $500,000 to $1.0 million for sale to a large mortgage broker with servicing released. At June 30, 1999, Blue Ash offered rates between 7.63% and 8.00%, depending on length to maturity, on loans up to $240,000 and rates between 8.13% and 8.50%, depending on length to maturity, on jumbo loans between $500,000 and $1.0 million.

         LOAN ORIGINATIONS, PURCHASES AND SALES. During the past several years, Blue Ash has been actively originating new fixed-rate and adjustable-rate loans. Adjustable-rate loans originated by Blue Ash are generally held in Blue Ash's loan portfolio. Fixed-rate loans are originated in a manner which will facilitate their sale in the secondary market, even though Blue Ash might retain for the portfolio certain of these loans. In the early 1980's, Blue Ash originated mortgage loans only at adjustable rates. In the late 1980's, Blue Ash began originating a limited amount of fixed-rate mortgage loans, most of which it held in its portfolio. In late 1991, Blue Ash commenced selling substantially all of its fixed-rate mortgage loans it had originated. During fiscal 1996, however, Blue Ash changed its strategy with respect to fixed-rate loans. Instead of originating for sale substantially all of its fixed-rate loans, Blue Ash elected to retain these loans for the portfolio subject to certain interest rate risk considerations. Such a change in strategy was due in part to Blue Ash's positive gap position in fiscal 1996 and was consistent with its long-term goals and objectives of continued growth and profitability. During fiscal 1998 and the first half of fiscal 1999, however, Blue Ash reemphasized the origination of loans for sale in the secondary market as interest rates declined toward historical lows. When loans are sold, Blue Ash retains the responsibility for servicing the loans, and serviced $57.1 million, $48.8 million and $41.6 million of loans held by others at June 30, 1999, 1998 and 1997, respectively. Blue Ash receives servicing income of 0.25% to 0.38% per year on the principal balance of the loans it services.

         Blue Ash has generally not participated in loans originated by other institutions to a large extent. However, Blue Ash has in its portfolio participations originated and serviced by others totaling $1.2 million at June 30, 1999. Blue Ash will consider further participation in loans in the future if management deems it to be in the interest of Blue Ash.

         The following table presents Blue Ash's origination, purchase and sale activities with respect to its loans and mortgage-backed securities during the years indicated.


                                            Year      ended    June 30,
                                          -----------------------------
                                            1999       1998      1997
                                          ---------  --------  --------
                                                (In thousands)
         Loans originated:
          Construction                    $ 4,790   $ 3,891   $ 2,509
          1-to-4 family                    41,244    36,923    20,115
          Home equity lines of credit       2,537     2,158     2,578
          5 or more units                     705     1,604       530
          Nonresidential real estate        1,865     2,902     2,345
          Land                              1,387        79       187
          Deposit account                      61       164       402
          Consumer and other                   14        84        --
                                          -------   -------   -------

             Total loans originated(1)    $52,603   $47,805   $28,666
                                          =======   =======   =======

         Loans and mortgage-backed
          securities purchased:
          Loans                           $   793   $   671   $   258
         Insured, guaranteed or
           collateralized mortgage-
           backed securities (2)            7,694    17,600     2,021
                                          -------   -------   -------

             Total loans and mortgage-
              backed securities
              purchased                   $ 8,487   $18,271   $ 2,279
                                          =======   =======   =======

         Loans and mortgage-backed
          securities sold:
          Residential real estate
           loans                          $26,533   $17,674   $ 1,949
          Nonresidential real estate
           loans                               --     1,244        --
          Mortgage-backed securities(3)     1,993     8,884     1,148
                                          -------   -------   -------

             Total loans and mortgage-
              backed securities sold      $28,526   $27,802   $ 3,097
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

         Based upon such limits, Blue Ash was able to lend approximately $1.4 million to any one borrower at June 30, 1999. Blue Ash's five largest loans or groups of loans to one borrower, including related entities, aggregated $1.2 million, $950,000, $864,000, $800,000 and $784,000 at June 30, 1999. The $1.2
million loan concentration consisted of two nonresidential properties secured by day-care facilities. The $950,000 loan concentration consisted of one nonresidential property secured by a single-user office building. The $864,000 loan concentration consisted of seven nonowner-occupied single-family residences and one land loan which are all concentrated within the same general local area. All of Blue Ash's five largest loans or groups of loans were performing in accordance with their original loan terms at June 30, 1999 and all were located in Blue Ash's lending area.

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

         Real estate acquired by Blue Ash as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. When property is acquired, at the date of acquisition, it is initially recorded at fair value establishing a new cost basis and any write down resulting therefrom is charged to the allowance for possible loan losses. After foreclosure, valuations are periodically performed by management and the real estate acquired through foreclosure is carried at the lower of cost or fair value less estimated selling expenses. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. If the fair value of real estate acquired through foreclosure less estimated selling expenses subsequently increases and is greater than the carrying amount, the real estate valuation allowance is reduced to, but not below zero. Increases or decreases in the real estate valuation are charged or credited to income. Between the date a loan becomes delinquent and the date it is acquired by Blue Ash, all costs incurred in maintaining Blue Ash's interest in the property are capitalized in an amount which may not exceed the estimated fair value. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized in an amount which may not exceed the estimated fair value less the estimated disposition costs. At June 30, 1999, Blue Ash had an outstanding balance of $118,000 in real estate acquired through foreclosure, of which $80,000 was sold in July 1999 at net gains of $24,000.

         Under generally accepted accounting principles, Blue Ash is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Blue Ash, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that Blue Ash would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in nonaccrual loans. Blue Ash did not have any loans which were classified as a troubled debt restructuring at June 30, 1999.

         Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Blue Ash does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected. Blue Ash had $157,000, $788,000 and $377,000 of accruing loans delinquent more than 90 days as of June 30, 1999, 1998 and 1997, respectively.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated, in dollar amounts and as a percentage of each category of Blue Ash's loan portfolio. The amounts presented represent the recorded investment after deduction for specific valuation allowances of the related loans, rather than the actual payment amounts which are past due.


                                                                 At June 30,
                           -----------------------------------------------------------------------------------------
                                    1999 (1)                         1998                          1997
                           ---------------------------   -----------------------------  ----------------------------
                                              Percent                         Percent                       Percent
                                              of total                        of total                      of total
                           Number  Amount(2)  loans(3)   Number   Amount(2)   loans(3)  Number  Amount(2)   loans(3)
                           ------  ---------  --------   ------   ---------   --------  ------  ---------   --------
                                                             (Dollars in thousands)
Loan delinquent for(4):
 30-59 days                    20   $1,091      1.55%        9      $  398      0.55%      14     $  526      0.79%
 60-89 days                     6      387      0.55         3         156      0.22        8        564      0.84
 90 days and over               5      252      0.36        13         885      1.22        8        403      0.60
                           ------   ------      ----       ---      ------      ----      ---     ------      ----
  Total delinquent loans       31   $1,730      2.46%       25      $1,439      1.99%      30     $1,493      2.23%
                           ======   ======      ====       ===      ======      ====      ===     ======      ====


----------------------------------

(1) At June 30, 1999, delinquencies of 30 days or more include 30 one-to-four family residential loans with outstanding balances totaling $1,723,000 and one home equity line of credit loan with an outstanding balance totaling $7,000.

(2) Amounts shown are net of specific valuation allowances, undisbursed portion of loans in process and deferred loan origination fees.

(3) Includes loans held for sale, which are recorded at the lower of cost or market value.

(4) The number of days a loan is delinquent is measured from the day the payment was due under the terms of the loan agreement.

         Blue Ash accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 amends SFAS Nos. 5 and 15 to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal on all loans when assessing the need for loan loss reserves. In October 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. SFAS No. 114, as amended by SFAS No. 118 as to certain income recognition provisions and financial statement disclosure requirements, is applicable to all creditors and to all loans that are individually and specifically evaluated for impairment, uncollateralized as well as collateralized, except those loans that are accounted for at fair value or the lower of cost or fair value. Under SFAS No. 114, a loan is considered impaired based on current information and events, if it is probable that Blue Ash will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the loan's interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. At June 30, 1999 and 1998, Blue Ash had not identified any loans as being impaired under SFAS No. 114, nor were any loans so designated during the years ended June 30, 1999 and 1998.

         The following table sets forth information with respect to non-performing assets identified by Blue Ash, including nonaccrual loans, accruing loans delinquent 90 days or more, restructured loans, real estate acquired through foreclosure and total non-performing assets, at the dates indicated.

                                             June 30,
                                       ---------------------
                                        1999   1998    1997
                                        ----   ----    ----
                                       (Dollars in thousands)
Accruing loans delinquent
 90 days or more                       $157    $788    $377

Loans accounted for on a
 nonaccrual basis:
  One-to-four family residential         95      97      26
  Nonresidential real estate             --      --      --
  Consumer and other                     --      --      --
                                       ----    ----    ----

Total nonaccrual loans                   95      97      26

Other non-performing assets             118      --      --
                                       ----    ----    ----

Total non-performing assets            $370    $885    $403
                                       ====    ====    ====

Total non-performing loans as
 a percentage of total loans           0.36%   1.22%   0.60%
                                       ====    ====    ====

Total non-performing assets as
 a percentage of total assets          0.31%   0.75%   0.39%
                                       ====    ====    ====

Specific loan loss allowance           $ 18    $ --    $ --
General loan loss allowance
 (unallocated as to any
  specific loan type)                   260     264     244
                                       ----    ----    ----

Total loan loss allowance              $278    $264    $244
                                       ====    ====    ====

Allowance for loan losses as a
 percentage of non-performing loans    110.3%  29.8%   60.5%
                                       ====    ====    ====

Allowance for loan losses as a
 percentage of non-performing assets   75.1%   29.8%   60.5%
                                       ====    ====    ====

Blue Ash's nonaccrual loans at June 30, 1999 consisted of two single-family residential loans with an aggregate book value, less specific valuation allowances, if any, of $95,000. Such residential real estate loans were located in Blue Ash's designated lending area. Additionally, there was one nonresidential real estate loan that was deemed a nonaccrual loan at June 30, 1999, but it was fully reserved for. At June 30, 1999, accruing loans delinquent more than 90 days consisted of three loans totaling $157,000, which consisted solely of single-family real estate loans.

         During the years ended June 30, 1999, 1998 and 1997, interest income which would have been recognized if nonaccrual loans had performed pursuant to contractual terms totaled approximately $13,000, $3,000 and $1,000, respectively. At June 30, 1999, there are no loans which are not currently classified as nonaccrual, 90 days past due or restructured where known information about the possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

         Generally, Blue Ash classifies as "substandard" all loans that are delinquent more than 90 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 90 days may also be classified if the loans have the characteristics described above rendering classification appropriate. At June 30, 1999, Blue Ash's classified assets totaled $687,000, or 1.0% of total assets.

         The aggregate amounts of Blue Ash's classified assets at the dates indicated were as follows:

                                               June 30,
                                       -------------------------
                                       1999       1998      1997
                                       ----       ----      ----
                                             (In thousands)
Classified assets:
 Special Mention                       $224       $187      $ 75
 Substandard                            463        698       403
 Doubtful                                --         --        --
 Loss                                    --         --        --
                                       ----       ----      ----

    Total classified assets            $687       $885      $478
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

         OTS regulations require that Blue Ash establish prudent general valuation allowances for loan losses on any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Blue Ash must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved. For information concerning OTS specific guidance in establishing and maintaining general loss allowances with respect to classified and other assets, see "Allowance for Loan Losses."

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

         At June 30, 1999, 1998 and 1997, Blue Ash's allowance for loan losses totaled $278,000, $264,000 and $244,000, respectively, none of which was allocated to a particular type of loan at June 30, 1998 and 1997. At June 30, 1999, Blue Ash's allowance for loan losses was comprised of a general loan allowance totaling $260,000 and a specific loan loss allowance of $18,000.

         The following table sets forth an analysis of Blue Ash's allowance for loan losses and selected ratios for the years indicated.

                                    For the Year ended June 30,
                                    ---------------------------
                                      1999     1998     1997
                                      ----     ----     ----
                                      (Dollars in thousands)
Balance at beginning of year         $ 264    $ 244    $ 231

Loans charged-off                      (17)      (4)      (5)
Recoveries                              --       --       --
Provision for losses on loans
 (charged to operations)                31       24       18
                                     -----    -----    -----

Balance at end of year               $ 278    $ 264    $ 244
                                     =====    =====    =====

Ratio of net charge-offs to
 average loans outstanding during
 the year (1)                           --%      --%      --%
                                     =====    =====    =====

Ratio of allowance for loan losses
 to nonaccrual loans                 292.6%   272.2%   938.5%
                                     =====    =====    =====

Ratio of allowance for loan losses
 to total loans(2)                    0.39%    0.36%    0.37%
                                     =====    =====    =====

(1)      Calculated percentage is less than 0.01%.
(2) Includes loans held for sale, which are recorded at the lower of cost or market value.

         Blue Ash reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The increase of $14,000 in the allowance for loan losses during the year ended June 30, 1999 was attributed to management's assessment of the current level of internally-classified, delinquent and non-performing and nonaccrual loans, the current composition of loans within the portfolio and Blue Ash's overall growth within the loan portfolio over the past few years. Blue Ash's internally-classified assets totaled approximately $687,000 at June 30, 1999, as compared to $885,000 at June 30, 1998. Management believed that existing loan loss allowances at June 30, 1999 were adequate to cover unforeseen loan losses based on the ongoing review of such internally-classified assets and other factors previously discussed.

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

         The FHLMC is a public corporation chartered by the U.S. Government. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $240,000. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs. The SBA is an agency of the U.S. Government. The SBA issues participation certificates backed principally by commercial real estate and/or other business collateral. The SBA was established by the U.S. Congress with a mandate to increase the ability of small businesses to borrow money thereby expanding and increasing employment. The timely payment of principal and interest on SBA securities is guaranteed by the SBA and is backed by the full faith and credit of the U.S. Government.

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

         At June 30, 1999, $6.8 million, or 21.8%, of Blue Ash's mortgage-backed and related securities portfolio consisted of participation certificates. These securities represented 5.7% of Blue Ash's total assets. All of Blue Ash's participation certificates at June 30, 1999 were fully guaranteed as to principal and interest by the FHLMC, the FNMA, the GNMA or the SBA.

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

         Blue Ash's CMO/REMICs are predominately monthly adjustable-rate securities of which a segment of them are indexed to the 11th district cost of funds ("COFI"). This lagging index has a close resemblance to the overall cost of funds of financial institutions and has historically provided attractive yields. Because of its lagging effect, COFI tends to be more attractive during periods of falling interest rates. The remaining adjustable-rate securities in Blue Ash's portfolio are primarily indexed to either (i) the 10-year treasury ("CMT"), a long term index that tends to be more attractive during periods of a steepening yield curve, or (ii) the specified prime rate as previously discussed. During fiscal 1999 and 1998, Blue Ash added short-term and intermediate-term fixed-rate CMO/REMICs to the securities portfolio as part of a portfolio realignment strategy to take advantage of a declining interest rate environment and yield spreads on fixed-rate securities at all time highs. During fiscal 1999 and 1998, Blue Ash acquired $3.3 million and $2.0 million, respectively, in fixed-rate CMO/REMICs. At June 30, 1999, there were approximately $4.7 million in outstanding fixed-rate CMO/REMICs.

         At June 30, 1999, $24.2 million, or 78.2%, of Blue Ash's mortgage-backed and related securities portfolio consisted of CMO/REMICS. Approximately $22.8 million, or 94.0%, of Blue Ash's CMO/REMIC's at June 30, 1999 were collateralized by loans which are insured or guaranteed directly, or indirectly, through mortgage-backed securities underlying the obligations by the FHLMC, the FNMA or the GNMA. The remaining 6.0% of the CMO/REMICs were privately insured by corporations and other financial institutions.

         At June 30, 1999, Blue Ash's CMO/REMICs, representing 20.6% of total assets, had a total market value of $24.2 million and amortized cost of $24.3 million. Although management believes this unrealized loss of $92,000, or 0.4% decline, to be temporary, a recovery to par value market prices is not anticipated until a period of sustained falling interest rates. During fiscal 1999, however, as market interest rates started out low then rose during the latter half of the year, Blue Ash incurred an increase in unrealized losses on its CMO/REMICs of approximately $34,000, or 58.6%.

         The following table sets forth the purchases, sales, principal repayments and other activity of Blue Ash's mortgage-backed securities portfolio, including those designated as available for sale, for the years indicated.

                                          Year ended June 30,
                                   --------------------------------
                                      1999        1998       1997
                                   ----------  ----------  --------
                                            (In thousands)

Balance at beginning of year       $ 32,995    $ 26,732    $ 27,628

Mortgage-backed securities
  purchased                           7,694      17,600       2,021
Proceeds from sale of mortgage-
  backed securities designated
  as available for sale              (1,993)     (8,884)     (1,148)
Proceeds from called mortgage-
  backed securities held
  to maturity                            --        (500)         --
Gain (loss) on sale of mortgage-
  backed securities                      (1)         28          14
Principal repayments                 (7,577)     (2,184)     (1,896)
Amortization of premiums and
  accretion of discounts - net          (73)         (7)        (11)
Unrealized gains (losses) on
  securities designated as
  available for sale                    (73)        210         124
                                   --------    --------    --------
Balance at end of year             $ 30,972    $ 32,995    $ 26,732
                                   ========    ========    ========


         Mortgage-backed securities generally increase the quality of Blue Ash's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Blue Ash. In previous years, certain mortgage-backed securities were used to collateralize outstanding borrowings under reverse repurchase agreements.

         The Corporation accounts for certain investments in debt and equity securities pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of certain debt and equity securities as held to maturity, trading or available for sale. SFAS No. 115 also addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (market value) and for all investments in debt securities. Such investments are classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; (ii) debt and equity securities that are held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt securities not classified as either securities held to maturity or trading securities or equity securities not classified as trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Under SFAS No. 115, securities that could be sold in the future because of changes in interest rates or other factors are not classified as held to maturity. As required by SFAS No. 115, management determines the appropriate classification of mortgage-backed securities at the time of purchase.

         The Corporation classifies its mortgage-backed securities into two classifications depending on certain underlying characteristics of the securities. In considering the Corporation's ability to hold securities, collateralized mortgage obligations are reviewed for possible regulatory mandated divestiture under existing banking regulations. In December 1995, a one-time reassessment of the Corporation's mortgage-backed securities held to maturity was undertaken, as permitted by the FASB under a special report related to the implementation of SFAS No. 115. In connection with this one-time reassessment, the Corporation transferred mortgage-backed securities with an amortized cost of $2.4 million from held to maturity to available for sale in order to permit more responsiveness to changes in interest rates and other balance sheet factors. At June 30, 1999, the Corporation had approximately 38% of its mortgage-backed securities classified as held to maturity and 62% as available for sale.

         The following tables set forth certain information relating to Blue Ash's mortgage-backed securities portfolio (including those designated as available for sale) at June 30, 1999, 1998 and 1997.

                                                 June 30, 1999
                                  ---------------------------------------------
                                                Gross      Gross      Estimated
                                  Amortized   unrealized  unrealized    fair
                                    cost        gains      losses      value
                                  ---------- ------------ ----------- ----------
                                                 (In thousands)
Mortgage-backed securities
--------------------------
    held to maturity:
    -----------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates      $    604   $     --    $     (5)   $    599
  Collateralized mortgage
    obligations                      4,944          4          (9)      4,939
Federal National Mortgage
 Association
  Participation certificates           572          3          (5)        570
  Collateralized mortgage
    obligations                      4,068         --         (10)      4,058
Government National Mortgage
 Association
  Participation certificates           539         --          (1)        538
Small Business Administration
  Participation certificates           610         --         (11)        599
Residential Funding Corporation
  Collateralized mortgage
    obligations                        189         --          --         189
Salomon Brothers, Inc.
  Collateralized mortgage
    obligations                         11         --          --          11
Guardian Savings and Loan
 Association
  Collateralized mortgage
    obligations                        113         --          --         113
                                  --------   --------    --------    --------

                                  $ 11,650   $      7    $    (41)   $ 11,616
                                  ========   ========    ========    ========

Mortgage-backed securities
--------------------------
  available for sale:
  -------------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates      $  1,371   $      1    $    (26)   $  1,346
  Collateralized mortgage
    obligations                      7,603          7         (47)      7,563
Federal National Mortgage
 Association
  Participation certificates         2,392         --         (27)      2,365
  Collateralized mortgage
    obligations                      6,245          1         (37)      6,209
Government National Mortgage
 Association
  Participation certificates           705         --          (3)        702
Citicorp Mortgage Securities,
 Inc
  Collateralized mortgage
    obligations                        370         --          (1)        369
Norwest Asset Securities
 Corporation
  Collateralized mortgage
    obligations                        768         --          --         768
                                  --------   --------    --------    --------

                                  $ 19,454   $      9    $   (141)   $ 19,322
                                  ========   ========    ========    ========

                                                 June 30, 1998
                                   --------------------------------------------
                                                Gross       Gross     Estimated
                                   Amortized  unrealized  unrealized    fair
                                     cost       gains      losses       value
                                   ---------- ----------- ----------- ---------
                                                (In thousands)
Mortgage-backed securities
--------------------------
  held to maturity:
  -----------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates      $    932   $     --    $     (9)   $    923
  Collateralized mortgage
    obligations                      5,633         31         (14)      5,650
Federal National Mortgage
 Association
  Participation certificates           706          3          (3)        706
  Collateralized mortgage
    obligations                      5,987          1         (46)      5,942
Small Business Administration
  Participation certificates           867         --         (11)        856
Residential Funding Corporation
  Collateralized mortgage
    obligations                        189         --          --         189
Salomon Brothers, Inc.
  Collateralized mortgage
    obligations                         19         --          --          19
Guardian Savings and Loan
 Association
  Collateralized mortgage
    obligations                        308         --          (1)        307
                                  --------   --------    --------    --------

                                  $ 14,641   $     35    $    (84)   $ 14,592
                                  ========   ========    ========    ========

Mortgage-backed securities
--------------------------
  available for sale:
  -------------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates      $  1,649   $      5    $    (21)   $  1,633
  Collateralized mortgage
    obligations                      8,894         10         (22)      8,882
Federal National Mortgage
 Association
  Participation certificates         1,936         --         (14)      1,922
  Collateralized mortgage
    obligations                      5,934          3         (20)      5,917
                                  --------   --------    --------    --------

                                  $ 18,413   $     18    $    (77)   $ 18,354
                                  ========   ========    ========    ========

                                                  June 30, 1997
                                  --------------------------------------------
                                                Gross       Gross    Estimated
                                  Amortized   unrealized  unrealized   fair
                                    cost        gains       losses     value
                                  ---------- ------------ ---------- ---------
                                                (In thousands)
Mortgage-backed securities
--------------------------
  held to maturity:
  -----------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates      $  1,106   $      9    $     (4)   $  1,111
  Collateralized mortgage
    obligations                      3,987         --         (57)      3,930
Federal National Mortgage
 Association
  Participation certificates           854          5          (6)        853
  Collateralized mortgage
    obligations                      4,173         14        (141)      4,046
Government National
 Mortgage Association
  Collateralized mortgage
    obligations                         80          1          --          81
Small Business Administration
  Participation certificates         1,046          1          (9)      1,038
Residential Funding Corporation
  Collateralized mortgage
    obligations                        189         --          (9)        180
Salomon Brothers, Inc.
  Collateralized mortgage
    obligations                         28         --          --          28
                                  --------   --------    --------    --------

                                  $ 11,463   $     30    $   (226)   $ 11,267
                                  ========   ========    ========    ========

Mortgage-backed securities
--------------------------
  available for sale:
  -------------------

Federal Home Loan Mortgage
 Corporation
  Participation certificates      $  1,881   $     11    $    (27)   $  1,865
  Collateralized mortgage
    obligations                      2,363         --         (24)      2,339
Federal National Mortgage
 Association
  Participation certificates           679          8          (7)        680
  Collateralized mortgage
    obligations                      9,504         13        (245)      9,272
Santa Barbara Savings
 and Loan
  REMIC participation
    certificates                       737         --          (6)        731
The Prudential Home Mortgage
 Securities Company, Inc.
  Collateralized mortgage
    obligations                        374          8          --         382
                                  --------   --------    --------    --------

                                  $ 15,538   $     40    $   (309)   $ 15,269
                                  ========   ========    ========    ========

         The carrying values of mortgage-backed securities, including those designated as available for sale, are comprised of the following at June 30, 1999, 1998 and 1997.

                                             Carrying
                                              value
                                   ---------------------------
                                             June 30,
                                   ---------------------------
                                    1999       1998       1997
                                    ----       ----       ----
                                         (In thousands)

Mortgage-backed securities held
 to maturity - at amortized cost   $11,650   $14,641   $11,463
Mortgage-backed securities
 designated as available
 for sale - at fair value           19,322    18,354    15,269
                                   -------   -------   -------

Total mortgage-backed securities   $30,972   $32,995   $26,732
                                   =======   =======   =======


         For additional information relating to the Corporation's mortgage-backed securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A-2 and B of Notes to Consolidated Financial Statements.

         INVESTMENT SECURITIES. The investment policy of Blue Ash is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk and investment portfolio asset concentrations. Blue Ash invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets which savings institutions are required to maintain. Historically, Blue Ash has invested excess funds in mortgage-backed securities rather than investment securities due to the higher yield on mortgage-backed securities. As a result, investment securities have generally not comprised a significant portion of Blue Ash's assets. During fiscal 1999, however, Blue Ash became heavily exposed to falling interest rates resulting in increased liquidity and a shortening in duration on many security positions within the investment and mortgage-backed securities portfolios. As a result of its excess liquidity at the time and due to the wide spreads and steepness of the municipal yield curve, Blue Ash acquired approximately $11.6 million in tax-free fixed-rate municipal securities generally with eight to ten years of call protection and maturities ranging from twelve to thirty years at attractive tax-equivalent yields in order to enhance earnings and lengthen out maturities within the investment portfolio so as to offset the shortened portfolio duration.

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


                                                                    At June 30,
                        -----------------------------------------------------------------------------------------------------
                                      1999                              1998                              1997
                        -------------------------------- --------------------------------- ----------------------------------
                         Carrying % of    Market   % of   Carrying  % of    Market  % of    Carrying  % of    Market    % of
                          value   total   value    total    value   total   value   total    value    total   value     total
                         -------  -----  -------  -------  -------  ------  ------  ------- ---------  ------ -------- -----
                                                              (Dollars in thousands)
Investment securities:
 U.S. Government
  agency obligations    $   850    8.3%   $  850    8.3%   $1,058   14.9%  $1,061  14.9%     $1,399   46.5%   $1,399     46.5%
 Municipal obligations    8,002   78.5     8,002   78.5       559    7.9      559   7.9          --     --        --       --
 Corporate equity
  securities                  1     --         1     --         1     --        1    --          --     --        --       --
                        -------   ----    ------  -----    ------   ----   ------  ----      ------   ----    ------    -----
    Total investment
     securities           8,853   86.8     8,853   86.8     1,618   22.8    1,621  22.8       1,399   46.5     1,399     46.5
Other investments:
 Certificates of
  deposit in
  other financial
  institutions              290    2.8       290    2.8       469    6.6      469   6.6         466   15.5       466     15.5
 Interest-bearing
  deposits in other
  financial
  institutions               --     --        --     --       319    4.5      319   4.5         205    6.8       205      6.8
 Federal funds sold         200    2.0       200    2.0     3,900   54.9    3,900  54.9         200    6.6       200      6.6
 Federal Home Loan
  Bank stock                855    8.4       855    8.4       797   11.2      797  11.2         742   24.6       742     24.6
                        -------  -----    ------  -----    ------  -----   ------ -----      ------  -----    ------    -----

    Total investments
     and interest-
     bearing deposits   $10,198  100.0%  $10,198  100.0%   $7,103  100.0%  $7,106 100.0%     $3,012  100.0%   $3,012    100.0%
                        =======  =====   =======  =====    ======  =====   ====== =====      ======  =====    ======    =====


         The following table sets forth the scheduled maturities, carrying values, market values and average yields for Blue Ash's investments, including those designated as available for sale, and interest-bearing deposits at June 30, 1999. Expected maturities on certain U.S. Government agency obligations, municipal bonds and certificates of deposit may differ from contractual maturities because the issuer may have the right to call the obligations without prepayment penalties. All of such securities and interest-bearing deposits contractually mature in thirty years or less.



                                                      At June 30, 1999
                               -------------------------------------------------------------
                               Five years or less    Five to ten years      After ten years
                               -------------------- -------------------- -------------------
                               Carrying   Average    Carrying   Average   Carrying   Average
                                value      yield      value      yield     value      yield
                               --------- ---------- ---------- --------- ---------- --------
                                                   (Dollars in thousands)

U.S. Government agency
 obligations                   $   --        --%      $ 450      6.90%     $  400      7.00%
Municipal obligations              --        --          --        --       8,002      7.13(1)
Corporate equity securities         1      1.59          --        --          --        --
Certificates of deposit in
 other financial institutions     189      6.43          --        --         101      6.85
Federal funds sold                200      4.64          --        --          --        --
Federal Home Loan Bank stock      855      7.00          --        --          --        --
                               ------      ----       -----      ----      ------      ----

  Total investments and
   interest-bearing deposits   $1,245      6.53%      $ 450      6.90%     $8,503      7.12%
                               ======      ====       =====      ====      ======      ====



                                                  At June 30, 1999
                                       ---------------------------------------
                                               Total investments and
                                             interest-bearing deposits
                                      ----------------------------------------
                                       Average                       Weighted
                                        life   Carrying    Market    average
                                      in years   value      value     yield
                                     ---------- --------  --------- ----------
                                              (Dollars in thousands)

U.S. Government agency
 obligations                           10.17   $   850     $   850    6.95%
Municipal obligations                  23.82     8,002       8,002    7.13(1)
Corporate equity securities               --         1           1    1.59
Certificates of deposit in
 other financial institutions           6.25       290         290    6.58
Federal funds sold                        --       200         200    4.64
Federal Home Loan Bank stock              --       855         855    7.00
                                       -----   -------     -------    ----

    Total investments and
     interest-bearing deposits         19.72   $10,198     $10,198    7.04%
                                       =====   =======     =======    ====

--------------------------

(1) Adjusted to reflect the conversion of tax-free yields on municipal securities to tax-equivalent yields.

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

         At June 30, 1999, investments in the debt and/or equity securities of any one non-governmental issuer did not exceed more than 10% of the Corporation's total equity. For additional information relating to the Corporation's investment securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A-2 and B of Notes to Consolidated Financial Statements.

SOURCES OF FUNDS

         GENERAL. Deposits have traditionally been the primary source of Blue Ash's funds for use in lending and other investment activities. In addition to deposits, Blue Ash derives funds from interest payments and principal repayments/prepayments on loans and mortgage-backed securities, income on earning assets, service charges and gains on the sale of mortgage loans and other assets. Repayments on loans and mortgage-backed securities are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the FHLB and the Federal National Mortgage Association ("Fannie Mae") have been used on a relatively short-term basis to compensate for reductions in the availability of funds from other sources. Borrowings from the FHLB have also been used on a longer-term basis for general business purposes.

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

         Blue Ash has been competitive in the types of accounts and in interest rates it has offered on its deposit products, but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, Blue Ash, in fiscal 1994, experienced disintermediation of deposits into competing investment products. During the rising interest rate environment in fiscal 1995, however, Blue Ash increased its deposit base as depositors transferred funds back into certificate of deposit accounts, which became more attractive as market rates increased. The increase in the deposit base continued in fiscal 1998, 1997 and 1996 due to the aggressive marketing efforts and competitive pricing strategies employed by the management of Blue Ash. During fiscal 1996, Blue Ash introduced a limited 9-month, 15-month and 35-month certificate of deposit program in an effort to generate additional deposits. These certificate of deposit programs were more competitively priced than standard certificate of deposit programs and resulted in approximately $13.7 million in new deposits and rollover deposits from maturing certificates of deposit in fiscal 1996. In an effort to sustain continued deposit growth during fiscal 1998 and 1997, Blue Ash strategically obtained brokered deposits and other out-of-state funds to supplement its deposit base. These deposits were typically obtained at interest rates at or below local market interest rates being offered and had terms to maturity of typically fifteen months or less. The increased need for brokered deposits in fiscal 1998 and 1997 stemmed from the greater level of competition among other banks and savings and loan institutions for local certificate of deposit balances and management's reluctance to aggressively price above market and seek at all times certificates of deposit from its local market area. During the year ended June 30, 1998, outstanding brokered deposits increased by $985,000, or 20.4%, from $4.8 million at June 30, 1997 to $5.8 million at June 30, 1998. During the year ended June 30, 1997, outstanding brokered deposits increased by $4.1 million, from $695,000 at June 30, 1996 to $4.8 million at June 30, 1997. During fiscal 1999, however, overall deposits declined by $814,000, or 0.9%, as a result of a decline in certificate of deposit balances due to a strategy put in place by management to allow the outflow of higher-costing certificates of deposit in order to lower Blue Ash's cost of funds. The reduction in deposits stemmed from the lack of growth in asset levels, primarily from management's decision to stymie loan portfolio growth by selling off all fixed-rate mortgage loan production into the secondary market throughout a majority of the fiscal 1999 year due to the low interest rate environment that prevailed. As a result, there was not a strong need by management to continue obtaining newer deposits to support asset growth, thereby allowing for the non-renewal of certain higher-costing certificates of deposit. The overall growth in deposits throughout most of the last three years was consistent with management's short-term and long-term goals. Although deposit levels can temporarily decline during certain periods, as in fiscal 1999, depending upon interest rate levels and other general market conditions, it is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, Blue Ash intends to continue to promote longer-term deposits to the extent possible and is consistent with its asset and liability management goals. Further, given its other available funding alternatives, Blue Ash has the ability to suspend brokered deposit activity at any time and has the ability to fund its maturities on all brokered deposits without placing undue risk on its liquidity position or cost of funds.

         At June 30, 1999, Blue Ash's certificates of deposit totaled $73.6 million, or 78.1% of total deposits. Of such amount, approximately $53.6 million in certificates of deposit mature within one year. Based on past experience and Blue Ash's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with Blue Ash at maturity. If there is a significant deviation from historical experience, Blue Ash can utilize borrowings from the FHLB or Fannie Mae as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of savings programs offered by Blue Ash at the dates indicated.


                                                         At June 30,
                                 --------------------------------------------------------------
                                         1999                1998                1997
                                 -------------------- --------------------- -------------------
                                             Percent              Percent              Percent
                                             of total             of total             of total
                                   Amount    deposits   Amount    deposits   Amount    deposits
                                   ------    --------   ------    --------   ------    --------
                                                      (Dollars in thousands)
Transaction accounts:
---------------------
Passbook and club accounts(1)     $ 8,286       8.8%   $ 8,232       8.7%   $ 8,088       9.9%
NOW accounts(2)                     4,573       4.9      4,109       4.3      4,228       5.2
Money market deposit
 accounts(3)                        7,768       8.2      6,673       7.0      6,966       8.5
                                  -------     -----    -------     -----    -------     -----
  Total transaction accounts       20,627      21.9     19,014      20.0     19,282      23.6

Certificates of deposit(4):
--------------------------
 2.00 - 3.99%                          --        --         --        --         --        --
 4.00 - 5.99%                      65,744      69.8     60,657      63.9     50,370      61.6
 6.00 - 7.99%                       7,803       8.3     15,317      16.1     12,142      14.8
 8.00 - 9.99%                          --        --         --        --         --        --
                                  -------     -----    -------     -----    -------     -----
  Total certificates of deposit    73,547      78.1     75,974      80.0     62,512      76.4
                                  -------     -----    -------     -----    -------     -----

  Total deposits                  $94,174     100.0%   $94,988     100.0%   $81,794     100.0%
                                  =======     =====    =======     =====    =======     =====

------------------------------

(1) Blue Ash's weighted-average interest rates paid on passbook and club accounts fluctuate with the general movement of interest rates. The weighted-average rates on passbook and club accounts were 2.78% at June 30, 1999, 1998 and 1997.

(2) Blue Ash's weighted-average interest rate paid on interest-bearing NOW accounts fluctuates with the general movement of interest rates. At June 30, 1999, 1998 and 1997, the weighted-average rates on NOW accounts were 2.09%, 2.08% and 2.06%, respectively.

(3) Blue Ash's weighted-average interest rate paid on money market deposit accounts fluctuates with the general movement of interest rates. At June 30, 1999, 1998 and 1997, the weighted-average rates on money market deposit accounts were 3.16%, 3.17% and 3.10%, respectively.

(4) Individual Retirement Accounts ("IRAs") are included within the various certificate of deposit balances. IRAs totaled $11.4 million, $10.0 million and $9.0 million at June 30, 1999, 1998 and 1997, respectively.

         The following table presents, by various interest rate categories, the remaining maturity information for Blue Ash's certificates of deposit at June 30, 1999.

                                      Amount Due
                     -------------------------------------------------
                                   Over       Over
                      Up to     1 year to  2 years to   Over
Interest Rate        one year   2 years    3 years     3 years   Total
-------------        --------   --------- -----------  -------   -----
                                      (In thousands)

2.00 - 3.99%         $    --    $    --     $   --     $   --  $    --
4.00 - 5.99%          48,616     10,404      3,144      3,580   65,744
6.00 - 7.99%           4,922      1,485        148      1,248    7,803
8.00 - 9.99%              --         --         --         --       --
                     -------    -------     ------     ------  -------
  Total certificates
    of deposit       $53,538    $11,889     $3,292     $4,828  $73,547
                     =======    =======     ======     ======  =======


         The following table presents the amount of Blue Ash's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1999.

            Maturity               At June 30, 1999
            --------               ----------------
                                    (In thousands)

       Three months or less             $1,343
       Over 3 months to 6 months         1,946
       Over 6 months to 12 months        2,480
       Over twelve months                1,752
                                        ------

           Total                        $7,521
                                        ======

         The following table sets forth Blue Ash's deposit account balance activity for the years indicated.

                                          Year ended June 30,
                                 ----------------------------------
                                   1999         1998         1997
                                 --------     --------     --------
                                       (Dollars in thousands)

Beginning balance                $ 94,988     $ 81,794     $ 75,618
Deposits                           79,116       85,129       80,544
Withdrawals                       (83,841)     (75,588)     (77,541)
                                 --------     --------     --------
Net increase (decrease) before
 interest credited                 (4,725)       9,541        3,003
Interest credited                   3,911        3,653        3,173
                                 --------     --------     --------
Ending balance                   $ 94,174     $ 94,988     $ 81,794
                                 ========     ========     ========

  Net increase(decrease)         $   (814)    $ 13,194     $  6,176
                                 ========     ========     ========

  Percent increase (decrease)       (0.86%)      16.13%        8.17%
                                 ========     ========     ========

         BORROWINGS. Deposits are the primary source of funds for Blue Ash's lending and investment activities and for its general business purposes. If the need arises, Blue Ash may supplement its funds with advances from the FHLB of Cincinnati to meet withdrawal requirements on its deposit accounts. As of June 30, 1999, Blue Ash had outstanding $12.7 million in advances from the FHLB of Cincinnati. Blue Ash also had outstanding borrowings which were used to fund the Employee Stock Ownership Plan. During fiscal 1999, Blue Ash repaid in full its outstanding loan on the Employee Stock Ownership Plan. Principal and interest (based on Fifth Third Bank's Prime Rate) was payable semi-annually over seven
(7) years. See Notes A-11 and H of Notes to Consolidated Financial Statements.

         The FHLB functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, Blue Ash is required to own capital stock in the FHLB of Cincinnati and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States Government), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has it own interest rate and range of maturities. The FHLB of Cincinnati prescribes the acceptable uses for the advances made pursuant to each program. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. The FHLB of Cincinnati is required to review its credit limitations and standards at least once every six months. Under current regulations, an institution must meet certain qualifications to be eligible for FHLB advances. The extent to which an institution is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). See "Regulation - OTS Regulations -- Qualified Thrift Lender Test." If an institution meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an institution does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1999, Blue Ash was in compliance with the QTL test.

         The following table sets forth the maximum month-end and average balances of FHLB advances for the years indicated.

                                            Year ended June 30,
                                      -----------------------------
                                        1999       1998       1997
                                      ---------  --------  --------
                                        (Dollars in thousands)
Maximum amount of FHLB
 advances outstanding during
 year                                 $12,674    $13,274    $12,000

Average amount of FHLB
 advances outstanding during
 year                                 $12,674    $12,469    $10,971

Weighted-average interest rate of
 FHLB advances outstanding during
 year based on month-end balances        5.82%      6.04%      6.04%

Amount of FHLB advances outstanding
 at end of year                       $12,674    $12,674    $12,000

Weighted-average interest rate of
 FHLB advances outstanding at end
 of year                                 5.82%      5.82%      6.05%

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

         Borrowings under reverse repurchase agreements are exempt from deposit insurance premiums and federal reserve requirements. While reverse repurchase agreements are structured legally as a sale/repurchase transaction, they are accounted for as a financing. As a result, no gain or loss is recorded. Finally, Blue Ash as a borrower under these agreements, is entitled to all security payments (principal, interest and prepayments) made during the terms of these borrowings. At June 30, 1999, Blue Ash did not have any outstanding borrowings under reverse repurchase agreements with the Fannie Mae.

AVERAGE BALANCES, INTEREST AMOUNTS, YIELDS AND RATES

         Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Savings institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets," which is net interest income divided by average interest-earning assets. The following table sets forth certain information relating to Blue Ash's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. In calculating the average yield on investment securities, however, which includes a large segment of tax-free municipal securities, interest income earned on municipal securities is converted to a tax-equivalent basis for purposes of calculating an overall yield on investment securities that is more meaningful in comparison to other interest-earing asset yields. During the years indicated, nonaccruing loans, if any, are included in the net loan category. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.



                                                              Year ended June 30,
                        ------------------------------------------------------------------------------------------------
                                    1999                              1998                              1997
                        ------------------------------   ------------------------------   ------------------------------
                          Average     Interest             Average     Interest             Average    Interest
                        outstanding   earned/   Yield/   outstanding   earned/   Yield/   outstanding   earned/   Yield/
                          balance      paid      rate      balance      paid      rate      balance      paid      rate
                        -----------  --------- -------- ------------- ---------- ------- ------------- ---------- ------
                                                         (Dollars in thousands)
Interest-earning
 assets:
 Loans receivable(1)     $ 70,823     $5,998     8.47%     $ 72,332     $6,301     8.71%    $60,750     $5,232     8.61%
 Mortgage-backed
  securities(2)            32,874      1,895     5.76        29,080      1,833     6.30      27,457      1,757     6.40
 Investment securities(3)   6,103        322     7.05 (5)     1,513        104     6.87       1,238         91     7.35
 Interest-bearing
  deposits and other        4,560        273     5.99         3,237        224     6.92       1,847        112     6.06
                         --------     ------   ------      --------     ------   ------     -------     ------   ------

  Total interest-earning
   assets                 114,360      8,488     7.52       106,162      8,462     7.97      91,292      7,192     7.88
Non-interest earning
 assets                     6,060                             5,654                           5,251
                         --------                          --------                         -------

  Total assets           $120,420                          $111,816                         $96,543
                         ========                          ========                         =======

Interest-bearing
 liabilities:
   Passbooks             $  8,264        227     2.75      $  8,016        221     2.76     $ 8,263        228     2.76
   NOWs                     4,666         75     1.61         4,018         61     1.52       3,816         66     1.73
   MMDAs                    7,084        223     3.15         6,818        215     3.15       7,210        227     3.15
   Certificates            76,643      4,274     5.58        70,650      4,142     5.86      57,560      3,271     5.68
                         --------     ------   ------      --------     ------   ------     -------     ------   ------

     Total deposits        96,657      4,799     4.96        89,502      4,639     5.18      76,849      3,792     4.93

   FHLB advances
    and other
    borrowings(4)          12,690        739     5.82        12,515        757     6.05      11,046        669     6.06
                         --------     ------   ------      --------     ------   ------     -------     ------   ------

  Total interest-
   bearing
   liabilities            109,347      5,538     5.06       102,017      5,396     5.29      87,895      4,461     5.08
                                      ------   ------                   ------   ------                 ------   ------
Non-interest bearing
 liabilities                1,918                             1,674                           1,338
                         --------                          --------                         -------

  Total liabilities       111,265                           103,691                          89,233

Shareholders' equity        9,155                             8,125                           7,310
                         --------                          --------                         -------

  Total liabilities and
   shareholders' equity  $120,420                          $111,816                         $96,543
                         ========                          ========                         =======

Net interest income;
 interest rate spread                 $2,950     2.46%                  $3,066     2.68%                $2,731     2.80%
                                      ======   ======                   ======   ======                 ======   ======

Net yield (net interest
 income as a percent of
 average interest-earning
 assets)                                         2.67%                             2.89%                           2.99%
                                               ======                            ======                          ======

Average interest-earning
 assets to interest-bearing
 liabilities                                   104.58%                           104.06%                         103.86%
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

(4) Includes loan of The Blue Ash Building and Loan ESOP.

(5) Adjusted to reflect the conversion of tax-free yields on municipal securities to tax-equivalent yields.

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

         The following table sets forth the amounts of Blue Ash's interest-earning assets and interest-bearing liabilities outstanding at June 30, 1999, which may, based upon certain assumptions, reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual term of the asset or liability. Blue Ash's loan prepayment and deposit decay rate assumptions are management's estimates derived from regional, state and local data which management uses in monitoring Blue Ash's interest rate risk position.




                                      Over                                         Over
                                      three                Over one     Over       five       Over ten
                          One day     months   Over six    through      three     through      through      Over
                          to three    to six   months to    three      through      ten        twenty      twenty
                           months     months   one year     years     five years   years        years       years     Total
                           ------     ------   --------     -----     ----------   -----        -----       -----     -----
                                                             (Dollars in thousands)
Interest-earning assets:
 Mortgage loans
  One-to-four family
   residential
   Adjustable(1)          $ 5,966     $ 2,878  $ 4,850     $ 5,779    $     --    $    --      $    --    $    --  $ 19,473
   Fixed(2)                   188         188      377       1,417       1,532      4,886       12,127     15,788    36,503
  Multi-family
   residential
   Adjustable(3)               --         136      227         326          --      1,957           --         --     2,646
   Fixed(4)                    51          52      103         138          87        777          131         --     1,339
  Nonresidential
   Adjustable(3)(5)           579         630    3,457       1,478          --      1,510          228         --     7,882
   Fixed(4)                     9           9       17          77          94        315          382         --       903
  Land
   Adjustable(3)            1,041          55       --          --          --         --           --         --     1,096
   Fixed (4)                   15          16       31         137         132         --           --         --       331
 Nonmortgage loans
  Deposit accounts(3)         125          --       --          --          --         --           --         --       125
  Consumer and other(3)        97          --       --          --          --         --           --         --        97
 Mortgage-backed and
  related securities(6)
  Participation
   certificates             3,016         749      277         117         134        426        1,231        788     6,738
  CMO/REMICs               19,665         235      395         582         639      1,996          722         --    24,234
 Investment
  securities(7)                 1          --       --          --          --        450        1,378      7,024     8,853
 Interest-bearing
  deposits(8)               1,055          --       --         189          --         --          101         --     1,345
                         --------    -------- --------     -------     -------   --------     --------    --------  -------
  Total rate sensitive
   assets                 $31,808     $ 4,948  $ 9,734     $10,240     $ 2,618    $12,317      $16,300    $23,600  $111,565
                         ========    ======== ========     =======     =======   ========     ========    =======  ========

Interest-bearing
 liabilities:
 Deposit accounts
  Passbook and club
   accounts(9)(10)        $   352     $   352 $    705     $ 2,139     $ 1,395   $  1,771     $  1,225    $   347  $  8,286
  NOW accounts(9)(11)         423         423      846       1,549         414        556          306         56     4,573
  Money market deposit
   accounts(9)(12)          1,534       1,534    3,069         613         383        439          178         18     7,768
  Certificates of
   deposit(13)             16,850      16,193   20,495      15,180       4,829         --           --         --    73,547
 Borrowings
  Federal Home Loan
   Bank advances(14)           --          --       --       3,428       2,500      6,746           --         --    12,674
                         --------    -------- --------     -------     -------   --------     --------    --------  -------
  Total rate
   sensitive
   liabilities           $ 19,159    $ 18,502 $ 25,115     $22,909     $ 9,521   $  9,512     $  1,709    $   421  $106,848
                         ========    ======== ========     =======     =======   ========     ========    =======  ========

Interest rate
 sensitivity gap         $ 12,649    $(13,554)$(15,381)   $(12,669)    $(6,903)  $  2,805     $ 14,591    $23,179  $  4,717
                         ========    ======== ========    ========     =======   ========     ========    =======  ========

Cumulative interest
 rate sensitivity gap    $ 12,649    $   (905)$(16,286)   $(28,955)   $(35,858)  $(33,053)    $(18,462)   $ 4,717  $  4,717
                         ========    ======== ========    ========    ========   ========     ========    =======  ========

Cumulative interest
 rate sensitivity gap
 as a percentage of
 total assets               10.74%      (0.77%) (13.83%)   (24.59%)    (30.45%)   (28.07%)     (15.68%)     4.01%     4.01%
                         ========    ======== ========    ========    ========   ========     ========    =======  ========

Cumulative interest-
 earning assets as a
 percentage of interest-
 bearing liabilities        166.0%       97.6%    74.1%      66.2%       62.3%      68.4%        82.7%     104.4%    104.4%
                         ========    ======== ========    ========    ========   ========     ========    =======  ========


---------------------------------
Footnotes on page 56.

(1) Includes adjustable-rate first mortgage loans, second mortgage loans, construction loans and home equity line of credit loans based on contractual term to repricing.

(2) Includes fixed-rate first mortgage loans, second mortgage loans and construction loans which are assumed to reprice in accordance with prepayment assumptions based on regional, state and local data for savings associations in the State of Ohio. Such prepayment assumptions have also been derived from prepayment assumption models previously utilized by the OTS through June of 1999. Assumed annual prepayment rates ranging from 7% to 18%, based on the loan coupon rate, were used.

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

(8) Includes federal funds sold, certificates of deposits in other financial institutions and Federal Home Loan Bank stock.

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


         As the above table indicates, Blue Ash has a negative cumulative gap for assets and liabilities, maturing or repricing within one year, equal to 13.83% of total assets. Thus, decreases in interest rates during this time period would generally increase Blue Ash's net interest income, while increases in interest rates would generally decrease Blue Ash's net interest income. However, certain shortcomings are inherent in the method of analysis presented in the above table. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates, and prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

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



                                                 At           Year ended June 30,
                                               June 30,    -------------------------
                                                1999       1999       1998      1997
                                                ----       ----       ----      ----

Weighted average yield on loan portfolio        8.24%      8.47%     8.71%      8.61%
Weighted average yield on mortgage-
 backed securities                              6.07       5.76      6.30       6.40
Weighted average yield on investment
 securities                                     7.11(1)    7.05(1)   6.87       7.35
Weighted average yield on other interest-
 earning assets                                 6.78       5.99      6.92       6.06
Weighted average yield on all interest-
 earning assets                                 7.53       7.52      7.97       7.88
Weighted average interest rate paid on
 deposits                                       4.68       4.96      5.18       4.93
Weighted average interest rate paid on
 FHLB advances and other borrowings             5.82       5.82      6.05       6.06
Weighted average interest rate paid on
 all interest-bearing liabilities               4.82       5.06      5.29       5.08
Interest rate spread (spread between
 weighted average interest rate on all
 interest-earning assets and all
 interest-bearing liabilities)                  2.71       2.46      2.68       2.80
Net yield (net interest income as a
 percentage of average interest-earning
 assets)                                         N/A       2.67      2.89       2.99


--------------------------------
(1) Adjusted to reflect the conversion of tax-free yields on municipal securities to tax- equivalent yields.

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


                                                                       Year ended June 30,
                             ------------------------------------------------------------------------------------------------------
                                     1999 vs. 1998                        1998 vs. 1997               1997 vs. 1996
                             ---------------------------------  ---------------------------------  --------------------------------
                                  Increase                             Increase                      Increase
                             (Decrease) Due to                    (Decrease) Due to                 (Decrease) Due to
                             ------------------                  -------------------                -------------------
                                                      Total                              Total                             Total
                                             Rate/   Increase                  Rate/    Increase                  Rate/   Increase
                              Rate   Volume Volume  (Decrease)  Rate   Volume  Volume  (Decrease)  Rate   Volume  Volume (Decrease)
                              ----   -------------  ----------  ----   ------  ------  ----------  ----   ------  -----------------
                                                                        (In thousands)
Interest income
 attributable to:
 Loans receivable(1)         $(175)  $(132)  $  4    $ (303)   $ 61   $  997   $ 11     $1,069     $  16  $ 790   $   5    $ 811
 Mortgage-backed
  securities(2)               (157)    239    (20)       62     (27)     104     (1)        76       (25)    15      --      (10)
 Investment securities(3)        2     211      5       218      (6)      20     (1)        13         1     32       1       34
 Other interest-earning
  assets(4)                    (30)     91    (12)       49      16       84     12        112       (13)   (43)      3      (53)
                             -----   -----   ----    ------    ----   ------   ----     ------     -----  -----   -----     ----
   Total interest-
    earning assets           $(360)  $ 409   $(23)   $   26    $ 44   $1,205   $ 21     $1,270     $ (21) $ 794   $   9    $ 782
                             =====   =====   ====    ======    ====   ======   ====     ======     =====  =====   =====    =====

Interest expense
 attributable to:
 Passbooks                   $  (1)  $   7   $ --    $    6    $ --   $   (7)  $ --     $   (7)    $ (16) $  (1)  $  --    $ (17)
 NOWs                            3      10      1        14      (8)       3     --         (5)       (2)     6      --        4
 MMDAs                          --       8     --         8      --      (12)    --        (12)       (2)   (25)     --      (27)
 Certificates                 (202)    351    (17)      132     104      744     23        871       (98)   511     (17)     396
                             -----   -----   ----    ------    ----   ------   ----     ------     -----  -----   -----    -----
   Total interest-bearing
    deposits                  (200)    376    (16)      160      96      728     23        847      (118)   491     (17)     356
 FHLB advances and
  other borrowings(5)          (29)     11     --       (18)     (1)      89     --         88        (5)    48      (1)      42
                             -----   -----   ----    ------    ----   ------   ----     ------     -----  -----   -----    -----
   Total interest-bearing
    liabilities              $(229)  $ 387   $(16)   $  142    $ 95   $  817   $ 23     $  935     $(123) $ 539   $ (18)   $ 398
                             =====   =====   ====    ======    ====   ======   ====     ======     =====  =====   =====    =====

Increase (decrease) in
 net interest income                                 $ (116)                            $  335                             $ 384
                                                     ======                             ======                             =====

----------------------------------

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

(5)      Includes loan of the ESOP.

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

         Of the approximately 30 thrifts which have their principal offices in Hamilton County, at June 30, 1999, Blue Ash ranked approximately 10th in asset size and 9th in deposit share.

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

PERSONNEL

         As of June 30, 1999, Blue Ash had 24 full-time employees and three part-time employees. Blue Ash believes that relations with its employees are excellent. Blue Ash offers health, disability, life and dependent care benefits. In addition, Blue Ash offers certain retirement benefits. None of the employees of Blue Ash are represented by a collective bargaining unit.

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

         The takeover bid statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

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

         The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

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

         REGULATORY CAPITAL REQUIREMENTS. Blue Ash is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of Blue Ash at June 30, 1999, and the amount by which it exceeds, fully phased-in requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Risk-based (or total) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                           At June 30, 1999
                                       ------------------------
                                       Amount           Percent
                                       ------           -------
                                        (Dollars in thousands)

Tangible Capital                       $9,251             7.9%
Requirement                             1,764             1.5
                                       ------            ----

Excess                                 $7,487             6.4%
                                       ======            ====

Core Capital                           $9,251             7.9%
Requirement                             3,527             3.0
                                       ------            ----

Excess                                 $5,724             4.9%
                                       ======            ====

Risk-based Capital                     $9,511            16.7%
Risk-based Requirement                  4,550             8.0
                                       ------            ----

Excess                                 $4,961             8.7%
                                       ======            ====


         Current capital requirements call for tangible capital (which for Blue Ash is equity capital under generally accepted accounting principles adjusted for goodwill, excess mortgage servicing rights and unrealized losses on certain securities designated as available for sale) of 1.5% of adjusted total assets, core capital (which for Blue Ash consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Blue Ash consists of core capital plus general valuation allowances of $260,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those institutions that do not have the highest examination rating and an acceptable level of risk will be required to maintain core capital from 4% to 5%, depending on the institution's examination rating and overall risk. Blue Ash does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. Its current core capital level is 7.9% of adjusted total assets.

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

         Pursuant to the Improvement Act, the OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (i) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (ii) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of 4% and core capital of 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (iii) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (iv) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% and core capital of less than 3%; and (v) critically undercapitalized associations are those with core capital of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Blue Ash's capital at June 30, 1999 met the standards for the highest category, a "well-capitalized" institution.

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

         LIQUIDITY. All savings associations, including Blue Ash, are required under the Home Owners' Loan Act to hold a prescribed amount of statutorily defined liquid assets. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus borrowings payable in one year or less. This liquidity requirement, which is currently 4%, may be changed from time to time to any amount within the range of 4% to 10%, depending upon economic conditions and the savings flows at all associations. Effective November 24, 1997, the OTS lowered the liquidity requirements for savings associations from 5% to 4% of the institution's liquidity base, the lowest level permitted by current law. The OTS also enacted other changes at that time, including the expansion of the categories of liquid assets that count toward satisfaction of the liquidity requirement and other technical revisions. Specifically, the OTS eliminated a separate limit that required savings associations to hold assets equal to 1% of the institution's liquidity base in cash or short-term liquid assets, streamlined the calculations used to measure compliance with liquidity requirements, reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year and removing the requirement that certain obligations must mature in five years or less to qualify as a liquid asset. The net effect for most savings institutions, as well as for Blue Ash, is that the above requirement makes it substantially easier to meet the liquidity requirement as currently defined. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of

Blue Ash, as computed under current regulation at June 30, 1999, was approximately $33.4 million, or 42.3%, and exceeded the then applicable 4.0% liquidity requirement of $3.1 million by approximately $30.3 million, or 38.3%.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association may also meet the QTL test under the Internal Revenue Code of 1986, as amended (the "Code"), for thrift institution status. According to the test under the Code, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings associations fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. See "Federal Home Loan Banks." At June 30, 1999, Blue Ash had QTL investments equal to approximately 82.5% of its total portfolio assets.

         LENDING LIMITS. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral" and certain types of loans are not subject to the lending limit. In applying these limits, the regulations require that loans to certain related borrowers be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose" and, subject to certain conditions including OTS prior approval, may lend to one borrower for the development of domestic residential housing units in an amount up to the lesser of $30,000,000, or 30% of the savings association's unimpaired capital and surplus. At June 30, 1999, Blue Ash was in compliance with these lending limits. See "Lending Activities -- Loan Originations, Purchases and Sales."

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to insiders are also subject to Section 22(g) and (h) of the Federal Reserve Act ("FRA"), which place restrictions on loans to executive officers, directors and principal shareholders and their related interests. Generally, such loans must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. Blue Ash was in compliance with such restrictions at June 30, 1999.

         All transactions between savings associations and their affiliates must comply with Section 23A and 23B of the FRA. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. Towne Financial is an affiliate of Blue Ash. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Blue Ash was in compliance with these requirements and restrictions at June 30, 1999.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. In January 1999, the OTS issued a final rule revising its capital distribution regulation. This rule updates, simplifies and streamlines the regulation to reflect OTS's implementation of the system of prompt corrective action established under the Improvement Act. The final rule also conforms OTS's capital distribution requirements more closely to those of the other banking agencies. Blue Ash is subject to these regulations imposed by the OTS regarding the amount of capital distributions payable by Blue Ash to the Corporation. Generally, a savings association's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. Under the rule, a savings association would be required to file a notice with the OTS if (i) the savings association will not be at least adequately capitalized following the capital distribution; (ii) the capital distribution would reduce the amount of, or retire any part of debt instruments such as notes or debentures included in capital; (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice; or (iv) the savings association is a subsidiary of a savings and loan holding company. If neither the savings association nor the proposed capital distribution met any of the above criteria, the savings association would not be required to file a notice or an application before making a distribution.

         As a subsidiary of Towne Financial, Blue Ash is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. During fiscal 1999, Blue Ash declared and paid capital distributions in the form of dividends of $50,000 to Towne Financial for the payment by Towne Financial of cash dividends to its shareholders and for other general corporate purposes.

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

         As a unitary savings and loan holding company, Towne Financial generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in commercial activities and expanded securities and insurance activities without restriction. Congress is considering legislation which may limit Towne Financial's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact Towne Financial's current activities, which consist solely of holding stock of Blue Ash. The broad latitude to engage in activities under current law can be restricted, if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1999, Blue Ash met both those tests.

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

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state, only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF TOWNE FINANCIAL AND BLUE ASH. In addition to the Ohio law limitations on the merger and acquisition of Towne Financial and Blue Ash previously discussed, federal limitations generally require regulatory approval of acquisitions at specified levels. State law similarly requires regulatory approval and also imposes certain anti-takeover limitations. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Towne Financial or Blue Ash without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

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

FEDERAL DEPOSIT INSURANCE CORPORATION.

         DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits of federally-insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC maintains and administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Blue Ash is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Blue Ash, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

         The special assessment was payable to the FDIC on November 27, 1996, and because the legislation was signed into law on September 30, the special assessment was recorded on the Corporation's books as an expense on September 30, 1996. Blue Ash had $55.8 million in deposits at March 31, 1995. With the special assessment at 65.7 basis points per $100 of insured deposits, Blue Ash was required to pay $366,000 on a pre-tax basis. This assessment was tax deductible, and it reduced net earnings and capital by $242,000 for the year ended June 30, 1997. With the passage of this legislation, the annual SAIF premiums were approximately reduced by $83,000 after consideration of the tax effects. By the year 2000, the one-time special assessment was expected to be made up through the reduction in SAIF premiums. While the one-time special assessment had a significant impact on fiscal 1997 earnings, the resulting lower annual premiums has benefitted future years' earnings.

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Blue Ash's activities and investments at June 30, 1999 were permissible for a federal association.

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


FRB REGULATIONS

         RESERVE REQUIREMENTS. FRB regulations require savings associations to maintain reserves against their transaction accounts (primarily NOW accounts) and non-personal time deposits. FRB regulations currently require that reserves of 3% of net transaction accounts up to $49.3 million (subject to an exemption of up to $4.7 million), and that reserves of 10% be maintained against that portion of total net transaction accounts in excess of $49.3 million. At June 30, 1999, Blue Ash was in compliance with its reserve requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Association, the effect of this reserve requirement is to reduce an institution's earning assets.

         TRUTH IN SAVINGS. The Improvement Act included the Truth in Savings Act, which requires the FRB to establish regulations providing for clear and uniform disclosure of the rates, fees and terms of deposit accounts. The FRB adopted regulations requiring specific disclosure before an account is opened, in regularly provided statements and in advertisements, announcements and solicitations initiated by a depository institution. The regulations also impose substantive limits on the methods used to determine the balance of an amount on which interest is calculated. These regulations became effective June 21, 1993. The required disclosure includes details of deposit account yield information, minimum balance requirements and fee impact on the yield. The regulations also establish certain recordkeeping requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Blue Ash is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Blue Ash's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Blue Ash was in compliance with this requirement with an investment of stock in the FHLB of Cincinnati of $855,000 at June 30, 1999.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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




                                    TAXATION

FEDERAL TAXATION

         Towne Financial and Blue Ash file a consolidated federal income tax return on a fiscal June 30 year basis using the accrual method of accounting. Towne Financial and Blue Ash are both subject to the federal tax laws and regulations which apply to corporations generally. Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 20, 1996, certain thrift institutions, such as Blue Ash, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of Section 593 of the Code.

         Under Section 593, a thrift institution annually could elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For fiscal tax years 1996, 1995 and 1994, Blue Ash used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method.

         Section 1616(a) of the Act repealed the Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge-off method. The percentage of taxable income method of accounting for bad debts was no longer available for any financial institution.

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

         For taxable years that began after June 30, 1996, and before July 1, 1998, if a thrift met the residential loan requirement for that tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year was suspended. A thrift met the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year was not less than its base amount. The "base amount" generally was the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before July 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property. Since Blue Ash met the residential loan requirement during fiscal year 1997 and 1998 tax years, the amount of excess reserves to be paid out ratably over a six-year period began in the fiscal 1999 tax year.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which requires recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made; first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Blue Ash to Towne Financial is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Blue Ash's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1999, Blue Ash's pre-1988 reserves for tax purposes totaled approximately $1.1 million. Blue Ash believes it had approximately $2.7 million of accumulated earnings and profits for tax purposes as of June 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Blue Ash will have current or accumulated earnings and profits in subsequent years.

         In addition to the regular income tax, Towne Financial and Blue Ash may be subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. Blue Ash's average gross receipts for the three tax years ending on June 30, 1999 is approximately $8.3 million and as a result, Blue Ash does not qualify as a small corporation exempt from the alternative minimum tax. In addition, for taxable years after 1986 and before 1996, Towne Financial and Blue Ash were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         Towne Financial has not undergone an audit by the Internal Revenue Service at any time during the last five years. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Towne Financial.

OHIO TAXATION

         Towne Financial is subject to the Ohio corporation franchise tax, which, as applied to Towne Financial, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth.

         In computing its tax under the net worth method, Towne Financial may exclude 100% of its investment in the capital stock of Blue Ash, as reflected on the balance sheet of Towne Financial in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Blue Ash. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, Towne Financial may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         Blue Ash is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which has been imposed annually at a rate of 1.5% of Blue Ash's book net worth determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions was 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Blue Ash is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2. DESCRIPTION OF PROPERTY.

         As of June 30, 1999, Blue Ash conducted its business from its main office in Blue Ash and from additional full-service branches located in Mason, Amelia and Cherry Grove, Ohio.

         The following table sets forth certain information at June 30, 1999, regarding the properties on which the main office and each branch office of Blue Ash is located.

                                    Year                            Net
Location                           Opened   Owned or Leased     Book Value(1)
--------                           ------   ---------------     -------------

Main Office
-----------
4811 Cooper Road                    1952         Owned           $757,000
Cincinnati, Ohio  45242


Full-Service Branch Offices
---------------------------

1187 Ohio Pike                      1980         Owned           $269,000
Amelia, Ohio  45102

8620 Beechmont Avenue               1993         Owned           $245,000
Cincinnati, Ohio  45255

6501 Mason-Montgomery Road          1994         Owned           $584,000
Mason, Ohio  45040

-------------------------

(1)      Net book value amounts are for land, building and improvements.

         Blue Ash also owns furniture, fixtures and various bookkeeping, computer and accounting equipment. The net book value of Blue Ash's investment in furniture, fixtures and equipment totaled $301,000 at June 30, 1999.

ITEM 3. LEGAL PROCEEDINGS.

         Neither Towne Financial nor Blue Ash is aware of any material pending legal proceedings. From time to time, Blue Ash is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Blue Ash.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the shareholders of Towne Financial Corporation during the last quarter of fiscal year ended June 30, 1999.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There were 222,400 common shares of Towne Financial outstanding on September 8, 1999, held of record by approximately 125 shareholders. At the present time, there is no active public trading market for the Corporation's common shares. The common shares are listed over-the-counter through the National Daily Quotation Bureau, Inc.

         Towne Financial had not declared or paid any cash dividends through June 30, 1997. On August 20, 1997, however, Towne Financial declared its first ever quarterly cash dividend of $.10 per share. During fiscal 1998, there were a total of four quarterly cash dividends of $.10 per share declared and paid on 208,500 outstanding common shares totaling $.40 per share, or $84,000. During fiscal 1999, there were a total of four quarterly cash dividends of $.12 per share declared and paid on the Corporation's outstanding common shares totaling $.48 per share, or $104,000. Dividends are paid based upon the determination of the Board of Directors of the Corporation that such payments are consistent with the short-term and long-term interests of Towne Financial. The factors affecting this determination include Towne Financial's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors.

         The principal source of earnings to Towne Financial on an unconsolidated basis consists of dividends, if any, on Blue Ash's stock paid to Towne Financial. Consequently, declarations of cash dividends by Towne Financial will depend upon dividend payments by Blue Ash to Towne Financial, which payments are subject to various restrictions. During fiscal 1999 and 1998, Blue Ash declared capital distributions in the form of dividends of $50,000 and $150,000, respectively, to be distributed to Towne Financial for the payment by Towne Financial of cash dividends to its shareholders and for other general corporate purposes.

         In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings and loan associations. Under OTS regulations applicable to converted savings associations, Blue Ash is not permitted to pay a cash dividend on its common shares if Blue Ash's regulatory capital would, as a result of the payment of such dividend, be reduced below the amount required for the Liquidation Account (the account established for the purpose of granting a limited priority claim on the assets of Blue Ash in the event of a complete liquidation to those members of Blue Ash before the conversion who maintain a savings account at Blue Ash after the conversion) or applicable regulatory capital requirements prescribed by the OTS.

         Blue Ash is subject to regulations imposed by the OTS regarding the amount of capital distributions payable by Blue Ash to the Corporation. Generally, a savings association's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. A savings association would also be required to file a notice with the OTS if the savings association is a subsidiary of the savings and loan holding company. As a subsidiary of the Corporation, Blue Ash is required to give the OTS 30 days notice prior to declaring any dividend on its stock.

         Blue Ash currently meets its fully phased-in capital requirement and, unless the OTS determines that Blue Ash is an institution requiring more than normal supervision, Blue Ash may pay dividends in accordance with the foregoing provisions of the OTS regulations. At June 30, 1999, the Company had $2.1 million available for future capital distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Towne Financial's activities have been limited primarily to holding the common shares of Blue Ash since acquiring such common shares in connection with the Conversion. Prior to completion of the Conversion, the Corporation did not own any material assets or transact any material business. At June 30, 1999, on an unconsolidated basis, Towne Financial had no significant liabilities. Consequently, the following discussion and analysis focuses primarily on the financial condition and results of operations of Blue Ash.


                           FORWARD LOOKING STATEMENTS

         In the following pages, management presents an analysis of Towne Financial's consolidated financial condition as of June 30, 1999, and the consolidated results of operations for the year ended June 30, 1999, as compared to prior years. In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, Towne Financial's operations and Towne Financial's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in Towne Financial's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

         1. Management's analysis of the interest rate risk of Blue Ash as set forth under "Asset and Liability Management;"

         2. Management's discussion of the liquidity of Blue Ash's assets and the regulatory capital of Blue Ash as set forth under "Liquidity and Capital Resources;"

         3. The discussion of the anticipated effect of legislation that has or may be enacted as set forth under "Potential Impact on Future Results of Operations of Current and Pending Legislation;"

         4. Management's assessment of the risks of potential problems that could arise from the failure of computer systems and programming to recognize the year 2000 as set forth under "Year 2000 Compliance Issues;"

         5. Management's opinion as to the effects of recent accounting pronouncements on Towne Financial's consolidated financial statements as set forth under "Effect of Recent Accounting Pronouncements;" and

         6. Management's determination of the amount and adequacy of the allowance for loan losses as set forth under "Comparison of Financial Condition at June 30, 1999 and 1998," and "Comparison of Results of Operations for the Years Ended June 30, 1999 and 1998."


                                     GENERAL

         Blue Ash is primarily engaged in the business of attracting savings deposits from the general public and investing such funds in real estate loans. Blue Ash offers a full range of real estate lending, including construction and permanent financing for residential, multi-family and nonresidential properties. Additional real estate loans for second mortgages and home equity lines of credit are marketed as well. To attract loan customers, Blue Ash aggressively pursues relationships with realtors serving its lending area to communicate the various lending programs and rates currently being offered. Blue Ash also stresses its ability to quickly approve and close loans. Advertisements in local newspapers and promotions to savings customers are also used to generate loan activity. Management feels it is offering a variety of innovative loan programs designed to fit the needs of the community. Programs designed to meet the credit needs of its lending area include: (i) conventional mortgage loans for the purchase and refinancing of single and multi-family dwellings which include 15 and 30-year fixed-rate loans and one, two, three and five-year adjustable-rate loans; (ii) one-year adjustable-rate mortgage loans secured by one-to-four family residential real estate that can be converted to fixed-rate mortgages; (iii) one, two, three and five-year adjustable and fixed-rate conventional mortgage loans for the purchase of developed building lots by individuals and builders; (iv) 30-year fixed-rate loans on nonowner-occupied one-to-four family residential investment properties; (v) short-term (six months to one year) construction loans for the construction of single and multi-family dwellings and nonresidential properties; (vi) permanent adjustable-rate mortgage loans on nonresidential properties, including a ten-year/one-year adjustable rate mortgage loan; (vii) 15-year fixed-rate mortgage loans with a twenty year amortization period on multi-family and nonresidential properties; (viii) conventional and jumbo fixed-rate mortgage loans at various fixed terms to maturity with servicing released; (ix) 30-year fixed-rate Federal Housing Administration loans; (x) monthly adjustable-rate line of credit loans secured by residential and nonresidential property; and (xi) loans to individuals with deposit instruments and securities as collateral. In addition to investing in real estate loans, Blue Ash also invests in U.S. Government and agency obligations, corporate debt securities, municipal obligations, interest-bearing deposits and certificates of deposit in other financial institutions, federal funds sold, government guaranteed mortgage-backed and related securities and other investments permitted by applicable law.

         Blue Ash faces strong competition both in making real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks and mortgage bankers who also make loans secured by real estate located in Blue Ash's lending area. Blue Ash competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers. Blue Ash faces substantial competition in attracting deposits from other savings institutions, commercial banks, money market and mutual funds, and credit unions in its lending area, including many large institutions which have greater financial and marketing resources available to them. The ability of Blue Ash to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. Blue Ash competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, convenient branch locations with inter-branch deposit and withdrawal privileges and 24-hour ATM drive-up services.

         Blue Ash's profitability is primarily dependent upon its net interest income, which is the difference between interest income on its loan, mortgage-backed and investment portfolios and interest paid on deposits and other borrowed funds. Net interest income is directly affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on such amounts. Blue Ash's profitability is also affected by the provision for loan losses as well as the level of other income and other expense. Other income consists primarily of service charges and gains on the sale of loans and other assets. General, administrative and other expense includes salaries and employee benefits, occupancy and equipment expenses, federal deposit insurance premiums, state franchise taxes, data processing expenses, advertising expenses and miscellaneous other operating expenses.

         The operating results of Blue Ash are also affected by general economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions. Blue Ash's cost of funds is influenced by interest rates on competing investments and general market rates of interest. Lending activities are influenced by the demand for real estate loans and other types of loans, which, in turn, is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

         Blue Ash's current business strategy is to operate as a well-capitalized, profitable and independent community-oriented savings association dedicated to financing home ownership and providing quality service to its customers. Blue Ash has sought to implement this strategy in recent years by:
(i) closely monitoring the needs of customers and providing personal, quality customer service; (ii) emphasizing the origination of both one-to-four and multi-family residential mortgage loans in the Company's lending area; (iii) prudently growing and expanding its earnings base through branch expansion and acquisitions; (iv) minimizing interest rate risk exposure through the constant matching of asset and liability maturities and rates; (v) increasing residential and non-residential lending while maintaining high asset quality in the loan portfolio; (vi) maintaining a strong retail deposit base; and (vii) maintaining capital in excess of regulatory requirements.


                         ASSET AND LIABILITY MANAGEMENT

         The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Blue Ash's interest rate spread, which is the difference between the rates received on assets and the rates paid on liabilities, is the principal determinant of income. The interest rate spread, and therefore net interest income, can vary considerably over time because asset and liability repricing do not coincide. Moreover, the long-term or cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset value to changes in interest rates. In general, financial institutions are vulnerable to an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets.

         The measurement and analysis of Blue Ash's exposure to changes in the interest rate environment is referred to as asset and liability management. Blue Ash's Board of Directors has formulated and implemented asset and liability management policies designed to better match the maturities and repricing terms of Blue Ash's interest-earning assets and interest-bearing liabilities in order to minimize the adverse effects on Blue Ash's results of operations of material and prolonged increases in interest rates. Such management policies are designed to accomplish Blue Ash's principal financial objective of enhancing long-term profitability while reducing its interest rate risk. The principal elements of such policies are to: (i) emphasize the origination and purchase of adjustable-rate mortgage loans subject to market conditions; (ii) maintain excess liquidity in relatively short-term, interest-bearing instruments; (iii) maintain a substantial portion of its investments and mortgage-backed securities in instruments having adjustable interest rates; (iv) sell fixed-rate mortgage loans to the extent practicable; (v) maintain high levels of capital and strong asset quality; (vi) attract transaction accounts which are considered to be more resistant to changes in interest rates than certificate of deposit accounts; and
(vii) lengthen the maturity of its liabilities by seeking longer-term deposits and borrowings when practicable.

         As a result of implementing these asset and liability initiatives and managing its exposure to changes in interest rates, Blue Ash has generally acquired for its portfolio adjustable-rate assets; however, during fiscal 1997 and 1998, Blue Ash's loan portfolio began shifting more towards fixed-rate loans in the portfolio as a result of a change in strategy adopted by the Board of Directors and management to hold fixed-rate loans in the loan portfolio to the extent practicable. At June 30, 1999, $31.3 million, or 44.5%, of Blue Ash's loan portfolio consisted of adjustable-rate loans and $23.6 million, or 76.0%, of Blue Ash's mortgage-backed securities portfolio consisted of adjustable rate mortgage-backed and related securities. At June 30, 1998, $36.4 million, or 50.3%, of Blue Ash's loan portfolio consisted of adjustable-rate loans and $30.0 million, or 89.9%, of Blue Ash's mortgage-backed securities portfolio consisted of adjustable-rate mortgage-backed and related securities. As market conditions and exposure to interest rate changes dictate a departure from originating loans for the portfolio, Blue Ash will continue to originate for sale in the future certain fixed-rate residential loans it deems necessary in order to minimize its interest rate risk exposure. The Board of Directors and management regularly re-evaluate market conditions as well as relevant regulatory considerations with a view to establishing a desired level of interest rate sensitivity and identifying methods of achieving such desired levels. As a result of these efforts, Blue Ash's one year "gap" (the difference between interest-earning assets deemed to mature or reprice in one year and the amount of interest-bearing liabilities deemed to reprice during such year) was a negative 13.8% of total assets at June 30, 1999. Thus, decreases in interest rates during this time period would generally increase Blue Ash's net interest income, while increases in interest rates would generally decrease Blue Ash's net interest income.

         A negative gap leaves Blue Ash's earnings vulnerable to rising interest rates because when interest rates are rising the interest income earned on assets may increase more slowly than the interest expense paid on Blue Ash's liabilities as interest-bearing liabilities reprice at a faster pace than interest-earning assets. A decrease in interest rates would normally cause interest income to decline more slowly than interest expense. However, despite Blue Ash's negative gap, certain limitations are inherent when analyzing its gap position. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in the market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets such as adjustable-rate mortgage loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and decay rates would likely deviate significantly from those assumed in calculating the gap. Finally, the ability of many borrowers to afford the payments on their adjustable-rate mortgage loans may decrease in the event of an interest rate increase.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. One method utilized by Blue Ash to monitor its interest rate risk has been the analytical review of interest rate risk reports prepared by the OTS. Such reports provide a detailed evaluation of Blue Ash's net portfolio value within different interest rate scenarios and analyze Blue Ash's interest rate sensitivity gap, which is defined as the difference between the amount of interest-earing assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same period. A positive gap occurs when interest-earning assets exceed interest-bearing liabilities repricing during a designated time period. Conversely, a negative gap occurs when interest-bearing liabilities exceed interest-earning assets repricing within a designated time period. During a period of falling interest rates therefore, the net interest income of an institution with a positive gap may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities, while an institution with a negative gap would likely have an opposite results. Conversely, during a period of rising interest rates, the net interest income of an institution with a positive gap position may increase since it is able to increase the yield on its interest-earning assets more rapidly than the cost of its interest-bearing liabilities, while an institution with a negative gap would likely have an opposite result.

         Management presently monitors and evaluates the potential impact of interest rate changes upon the market value of Blue Ash's portfolio equity and the level of net interest income on a quarterly basis. The OTS adopted a final rule in August 1993 incorporating an interest rate risk component into the risk-based capital rules. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-basked capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value ("NPV") exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. A resulting change in NPV of more than 2% of the estimated market value of an institution's assets will require the institution to deduct from its capital 50% of that excess change. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The OTS has indicated that no institution will be required to deduct an interest rate risk component from capital for purposes of computing the risk-based capital requirement until further notice. In general, institutions which have risk-based capital in excess of 12% and assets under $300 million are exempt from the new requirement unless the OTS requires otherwise. The OTS will continue, however, to closely monitor the level of interest rate risk at individual institutions and retains the authority, on a case-by-case basis, to impose a higher individual minimum capital requirement for individual institutions with significant interest rate risk. At June 30, 1999, Blue Ash had total assets of $117.8 million and risk-based capital in excess of 16.7% which would have qualified Blue Ash for this exemption had the new requirements been in effect at such date.

         At June 30, 1999, 2% of the present value of Blue Ash's assets was approximately $2.4 million. Because the interest rate risk of a 200 basis point increase in market interest rates (which was greater than the interest rate risk of a 200 basis point decrease) was $4.1 million at June 30, 1999, Blue Ash would have been required to deduct $861,000 (50% of the $1.7 million difference) from its capital in determining whether Blue Ash met its risk-based capital requirement. Despite such reduction, however, Blue Ash's risk-based capital at June 30, 1999, if the new interest rate risk requirements were in effect, would still have exceeded the regulatory requirement by approximately $4.1 million, or 7.2%.

         The following table presents Blue Ash's NPV as of June 30, 1999 as calculated by the OTS, based on information provided to the OTS by Blue Ash.

                              NET PORTFOLIO VALUE

                                 ESTIMATED
  CHANGE IN                      NPV AS A
INTEREST RATES    ESTIMATED      PERCENTAGE     AMOUNT
(BASIS POINTS)       NPV         OF ASSETS     OF CHANGE      PERCENT

    +300           $5,017          4.49%        $(6,771)       (57)%
    +200            7,667          6.67          (4,121)       (35)
    +100           10,000          8.49          (1,788)       (15)
     ---           11,788          9.83              --         --
    -100           13,010         10.70           1,222         10
    -200           13,889         11.31           2,101         18
    -300           14,883         12.00           3,095         26

         In managing its asset and liability mix, Blue Ash may, at times -- depending on the relationship between long and short-term interest rates, market conditions and consumer preference -- place somewhat greater emphasis on maximizing its interest rate spread than on strictly matching the interest rate sensitivity of its assets and liabilities. The Board of Directors believes that the increased net earnings resulting from a modest mismatch in the maturity of its asset and liability portfolios can, during periods of stable interest rates, provide high enough returns to justify the increased exposure which can result from such a mismatch. In view of its positive gap position at the time and other factors previously discussed, Blue Ash changed its strategy with respect to fixed-rate mortgage loans in fiscal 1996. Instead of originating for sale all residential fixed-rate loans, management elected to portfolio fixed-rate loans subject to certain interest rate risk limitations. This change in strategy was largely due in part to the Board of Directors' and management's desire to maximize, to the extent practicable, Blue Ash's interest rate spread and core earnings. As a result of originating fixed-rate loans for the portfolio in fiscal 1996 and continuing so in fiscal 1997, 1998 and 1999, to the extent practicable, Blue Ash's overall sensitivity to changes in interest rates increased from fiscal 1996 to fiscal 1999, and its overall one year gap went from a positive 3.9% at June 30, 1996 to a negative 13.8% at June 30, 1999. By adopting a strategy of holding fixed-rate loans for the portfolio to the extent practicable, and purchasing longer-term fixed-rate tax-free municipal securities at attractive spreads predominately during fiscal 1999, the Board of Directors and management anticipated such an increase in interest rate exposure ratios and a negative one year gap position and were willing to accept those things in exchange for improving Blue Ash's interest rate spread and overall profitability in fiscal 1997, 1998 and 1999. At June 30, 1999, the Board of Directors had a mandated target range for Blue Ash's interest rate sensitivity gap for a 200 basis point increase in interest rates of (35%). As indicated in the table above, Blue Ash operated within this target range during fiscal 1999. On September 21, 1999, the Corporation sold its investment and mortgage-backed securities portfolios in conjunction with the Merger with Oak Hill Financial. In connection with the sale, the Corporation realized an after-tax loss of approximately $1.3 million.


                         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity refers to the ability of a financial institution to generate sufficient cash to fund current loan demand, meet savings withdrawals and pay operating expenses. All financial institutions must manage their liquidity to meet anticipated funding needs at a reasonable cost, and have contingency plans to meet unanticipated funding needs or the loss of a funding source.

         Blue Ash's liquidity is a product of its operating, investing and financing activities. These activities are summarized below for the years ended June 30, 1999, 1998 and 1997.

                                        For the Years ended
                                             June 30,
                                 --------------------------------
                                    1999       1998        1997
                                 --------------------------------

Net earnings for the year        $    938    $    938    $    365
  Adjustments to reconcile
  net earnings to net cash
  provided by (used in)
  operating activities                812        (232)        350
                                 --------    --------    --------
Net cash provided by
  operating activities              1,750         706         715
Net cash used in
  investing activities             (4,275)    (11,731)    (11,428)
Net cash provided by (used in)
  financing activities               (882)     13,948       9,817
                                 --------    --------    --------
Net increase (decrease) in
  cash and cash equivalents        (3,407)      2,923        (896)
Cash and cash equivalents
  at beginning of year              5,638       2,715       3,611
                                 --------    --------    --------
Cash and cash equivalents
  at end of year                 $  2,231    $  5,638    $  2,715
                                 ========    ========    ========

         The primary investing activities of Blue Ash have typically included investing in loans and mortgage-backed securities. During fiscal 1999, however, Blue Ash acquired a significant amount of fixed-rate tax-free municipal securities for the investment portfolio. The origination of loans and purchases of mortgage-backed and investment securities have recently been funded primarily from loan and mortgage-backed securities repayments, sales of loans and mortgage-backed securities, maturities and calls of investment securities and proceeds from deposits and borrowings. During the year ended June 30, 1999, purchases of mortgage-backed securities totaled $7.7 million and purchases of investment securities totaled $11.7 million, while loans receivable and loans held for sale decreased by $2.0 million, customer deposits declined by $814,000 and borrowings declined by $30,000. During the year ended June 30, 1998, purchases of mortgage-backed securities totaled $17.6 million, loans receivable and loans held for sale increased by $5.6 million, customer deposits increased by $13.2 million and borrowings increased by $644,000. During the year ended June 30, 1997, purchases of mortgage-backed securities totaled $2.0 million, loans receivable and loans held for sale increased by $11.7 million, customer deposits increased by $6.2 million and borrowings increased by $3.6 million.

         Blue Ash's primary sources of funds are deposits, borrowings, sales of mortgage loans, sales of investments and mortgage-backed securities, maturities and calls of investment securities, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities and funds provided by operations. While scheduled loan and mortgage-backed securities amortization and maturing interest-bearing deposits and investment securities are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. Blue Ash manages the pricing of its deposits to maintain a deposit base deemed appropriate and desirable. Blue Ash invests excess funds in FHLB overnight deposits, federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. The particular sources of funds utilized by Blue Ash from time to time are selected based on comparative costs and availability. Blue Ash has at various times decided not to pay rates on deposits as high as the rates paid by its thrift and bank competitors. As a result, Blue Ash has borrowed funds from the FHLB of Cincinnati and from other commercial banks. In addition, Blue Ash has selectively obtained brokered deposits and other out-of-state monies as a supplement to its local deposits when such funds are attractively priced in relation to the local market. At June 30, 1999, Blue Ash had outstanding $12.7 million in advances from the FHLB of Cincinnati and $3.0 million in outstanding brokered deposits and other out-of-state funds. As another alternative funding source, Blue Ash has previously entered into reverse repurchase agreements, or collateralized borrowings, with the FNMA. A reverse repurchase agreement (or "repo") is defined as a transaction involving the sale of securities with an agreement to repurchase the exact same securities at a pre-negotiated price on a predetermined future date. In practice, repos allow Blue Ash to borrow funds at a fixed or floating rate using its investments and mortgage-backed securities as collateral. Liquidity can be added to Blue Ash's portfolio without parting with the specific assets. At June 30, 1999, Blue Ash did not have any outstanding borrowings under reverse repurchase agreements.

         The OTS requires minimum levels of liquid assets. OTS regulations presently require Blue Ash to maintain specified levels of "liquid" investments in qualifying types of United States Government and agency obligations and other permissible investments having certain maturity limitations and marketability requirements. Such minimum requirement, which was revised by the OTS in fiscal 1998, is an amount equal to 4% of the sum of Blue Ash's average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement, which may be changed from time to time by the OTS to reflect changing economic conditions, is intended to provide a source of relatively liquid funds upon which Blue Ash may rely if necessary to fund deposit withdrawals and other short-term funding needs.

         The liquidity of Blue Ash, as measured by the ratio of cash, cash equivalents (not committed, pledged or required to liquidate specific liabilities) and qualifying investments, mortgage-backed securities and loans to the sum of net withdrawable savings plus borrowings payable within one year, was 42.3% at June 30, 1999. At June 30, 1999, Blue Ash's "liquid" assets totaled approximately $33.4 million, which was approximately $30.3 million in excess of the current $3.1 million OTS minimum requirement at such date. Blue Ash believed that the Company's liquidity posture at June 30, 1999 was adequate to meet outstanding loan commitments and other cash requirements.

         Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as FHLB of Cincinnati overnight deposits, time deposits or federal funds sold. On a longer-term basis, Blue Ash maintains a strategy of investing in various mortgage-backed and related securities and lending products. During the year ended June 30, 1999, Blue Ash used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain its portfolio of investments and mortgage-backed and related securities. At June 30, 1999, Blue Ash had total outstanding commitments of approximately $559,000 to originate residential one-to-four family real estate loans, $32,000 to originate a single-family lot loan, and $2.4 million to originate a nonresidential real estate loan, of which $1.2 million was committed to be sold on a participating basis to another financial institution. At the same date, commitments under unused lines of credit secured by one-to-four family residential property amounted to $3.4 million, commitments under unused lines of credit secured by nonresidential real estate totaled $68,000 and the unadvanced portion of loans in process and undisbursed loans approximated $5.2 million. Blue Ash also had $240,000 in loans committed to be sold in the secondary market at June 30, 1999. Of these loans, none were originated and disbursed on or prior to June 30, 1999 and classified as held for sale. As an additional liquidity source, Blue Ash has a $5.0 million line of credit facility with the FHLB of Cincinnati, which it renewed for another year during fiscal 1999. There were no amounts outstanding under such facility at June 30, 1999. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $53.6 million. Management of Blue Ash believes that the Company has adequate resources, including principal prepayments, repayments of loans and mortgage-backed securities and other funding sources such as FHLB advances and repos, to fund all of its commitments to the extent required and to meet and exceed its foreseeable short-term and long-term liquidity needs. Blue Ash could also decide to raise funds through the sale of loan products or available for sale securities. In addition, although Blue Ash has extended commitments to fund loans or lines of credit, historically, Blue Ash has not been required to fund all of its outstanding commitments. Management believes that a significant portion of maturing deposits will remain with Blue Ash as it can adjust the rates of certificates of deposit in order to retain such deposits in changing interest rate environments; however, there can be no assurance that Blue Ash can retain all such deposits.

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

         Management has determined that Blue Ash is in compliance with each of the three capital requirements at June 30, 1999. Specifically, Blue Ash's tangible and core capital of $9.3 million, or 7.9% of total adjusted assets, exceeded the respective minimum requirements of $1.8 million and $3.6 million at that date by approximately $7.5 million, or 6.4% of total adjusted assets, and $5.7 million, or 4.9% of total adjusted assets. Additionally, Blue Ash's risk-based capital of approximately $9.5 million at June 30, 1999, or 16.7% of risk-weighted assets (including a general loan loss allowance of $260,000), exceeded the current 8.0% requirement of $4.5 million by approximately $5.0 million, or 8.7% of risk-weighted assets.

         The OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to Blue Ash's excess regulatory capital position if the proposal is adopted in its present form.


                     IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements of Towne Financial and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Towne Financial's operations.

         Unlike most industrial companies, virtually all of the assets and liabilities of Towne Financial are monetary in nature. As a result, interest rates generally have a more significant impact on Towne Financial's performance than do the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, the liquidity and maturity structures of Towne Financial's assets and liabilities are critical to the maintenance of acceptable performance levels.


                POTENTIAL IMPACT ON FUTURE RESULTS OF OPERATIONS
                       OF CURRENT AND PENDING LEGISLATION

         Legislation repealing the percentage of earnings bad debt reserve provisions of the Internal Revenue Code previously applicable to qualifying thrift institutions was enacted into law in fiscal 1997. The legislation, which is part of The Small Business Job Protection Act of 1996 (the "Jobs Act"), requires all thrift institutions to pay tax on or recapture their excess bad debt reserves accumulated since 1988. The legislation substantially equalizes the taxation of banks and thrift institutions, but it protects thrifts from taxes on "bad debt reserves" established prior to 1988. The Jobs Act eliminates the percentage of taxable income method for deducting bad debt reserves for all thrifts for tax years beginning after December 31, 1995 (July 1, 1996, as to Towne Financial). Under the legislation, Towne Financial is required to recapture approximately $487,000 of its bad debt reserves as taxable income, which represents the post-1987 additions to the reserves, and is unable to utilize the percentage of earnings method to compute its reserves in the future. Towne Financial has provided deferred taxes for this amount and was permitted to amortize the recapture of its bad debt reserves over six years, beginning in fiscal 1999.

         Legislation has been introduced in Congress to eliminate the federal regulation of savings and loan associations and to develop a common charter for all financial institutions. As a result, Towne Financial might become subject to a different form of holding company regulation, which may limit the activities in which it may engage and subject it to other additional regulatory requirements, including separate capital requirements. In addition, Congress may eliminate the OTS, and Blue Ash may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Blue Ash may engage and would probably subject Blue Ash to more regulation by the FDIC. Towne Financial and Blue Ash cannot predict when or whether Congress may actually pass such legislation or whether such legislation will actually change the regulation and permissible activities of Towne Financial and Blue Ash. Although such legislation may change the activities in which both Towne Financial and Blue Ash may engage, it is not anticipated that current activities will be materially affected by those activity limits.


                           YEAR 2000 COMPLIANCE ISSUES

         The Year 2000 issue is a serious operational problem which is widespread and complex, affecting all industries. The Federal Financial Institution Examination Council (the "FFIEC"), representing the views of each of the primary financial institution regulators, has focused on the risk that programming code in existing computer systems will fail to properly recognize the new millennium when it occurs in the year 2000. According to various studies, most computer programs and related hard-printed memory circuits have been developed utilizing six-digit date fields (YYMMDD) with the YY two-digit field for the year the basis for all calculation formulas. While this two-digit approach has worked in the past, as the financial services industry enters the year 2000, the two-digit field will not permit accurate calculations based on current formulas. For example, January 1, 2000, will read as 000101; many computers will recognize this date as January 1, 1900, or default to January 1, 1980. In either case, the potential impact to data calculations will be significant. Erroneous calculations may occur due to the computers' erroneous reading of the year, or entire systems failures may occur. Other concerns have been raised regarding February 29, 2000.

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

         Blue Ash established a Year 2000 Action Team, which includes senior management representatives and other key employees, to assess the risk of potential problems that might arise from the failures of computer programming to recognize the year 2000 and to develop a plan to mitigate any such risk. Research by the Action Team indicates that the greatest potential impact upon Blue Ash is the risk related to vendors used by Blue Ash, particularly Blue Ash's data processing service bureau. Most critical to the continuing operations of Blue Ash is the data processing of all the customers' loan and savings accounts. Blue Ash contracts with Intrieve, Inc. to provide the data processing for this critical area. Quarterly progress reports from the service bureau indicate levels of manpower and expertise sufficient to amend and test the adequacy of their computer programming and systems prior to the arrival of the year 2000. Formal testing in relation to the Intrieve, Inc. system occurred in November 1998. The tests encompassed an extensive sampling of the Intrieve, Inc. online core processing, representing the testing of deposits and loans. No significant problems occurred. In conjunction with the formal testing of the Intrieve, Inc. system, Blue Ash also successfully performed Year 2000 testing of the mortgage servicing systems of the Federal Home Loan Mortgage Corporation. As part of its risk assessment, Blue Ash also analyzed its vulnerability to other third-party vendors and service providers by conducting a review of their year 2000 readiness. All other vendors and service providers used by Blue Ash were identified and requests for year 2000 certifications were forwarded with no significant concerns identified. Blue Ash has also assessed the risk associated with certain of its customers and contacts were made to determine the customer's year 2000 preparedness if they were deemed to be sensitive to the year 2000 issue.

         Blue Ash has begun preliminary research concerning the normal cash on hand at its branches to determine if the cash needs for potential cash withdrawals in the fourth quarter of 1999 will be adequate. Because Blue Ash typically maintains adequate liquidity reserves, it does not anticipate that it will have to borrow significant funds to meet any potential disintermediation that might occur due to year 2000 readiness. However, in response to the year 2000 issue, both the Federal Reserve Bank and the Federal Home Loan Bank of Cincinnati have developed temporary borrowing programs to ensure that its members have access to liquidity to meet any additional cash requirements directly related to year 2000 concerns. Management is currently evaluating both programs and preliminarily has determined that either one would offer adequate funding to meet its short-term year 2000 cash requirements. In terms of cash on hand, management has initially decided to increase its normal cash levels by approximately 30% for year end. In order to reach its targeted goal, the accumulation of additional cash on hand will begin by October 1, 1999.

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

         With regards to handling the most reasonably likely year 2000 worst case scenarios, the Board of Directors authorized the Year 2000 Action Team to establish policies, procedures and responsibilities for organization-wide contingency planning. Contingency plans typically include identification of the systems and third party risks that the plan covers, analysis of resources and strategies to restore operations and a recovery program that identifies participants, processes and any significant equipment needed. Contingency plans have been completed in which Blue Ash will seek alternative sources for critical services provided by third party vendors who may be found not to be year 2000 compliant upon arrival of the year 2000.

         In regards to the merger transaction entered into between Towne Financial and Oak Hill Financial as previously discussed, Oak Hill Financial's readiness and preparedness were examined and reviewed in regards to compliance with the year 2000 issue, since many of Blue Ash's current computer systems and applications will be changed over to their systems and applications upon consummation of the merger transaction expected to occur on October 1, 1999. It was determined that Oak Hill Financial's systems, programs and equipment appear to be year 2000 ready and that adequate contingency plans are in place in case their use is necessary until such time that any year 2000 errors can be corrected.

         The year 2000 compliance program established by Blue Ash's Action Team includes quarterly progress reports submitted to the Board of Directors and a target date of December 31, 1998 for all required internal testing of each system utilized, which is expected to be minimal. The Action Team believes that Blue Ash met this target date of December 31, 1998 and that all systems and hardware are Year 2000 ready. There are unknown elements outside of management's control or ability to test, such as power, water, telephone failure, which could affect operations. The Action Team estimates, however, that the overall impact of year 2000 compliance upon Blue Ash's results of operations, liquidity and capital resources will be immaterial.

                   EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income - revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for prior years provided for comparative purposes was required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on Towne Financial's consolidated financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. A reportable segment, referred to as an operating segment, is a component of an enterprise about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. Enterprises are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. An enterprise is also required to describe how its operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in its financial statements and any changes in the measurement of segment amounts from the previous period. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 was effective for fiscal years beginning after December 15, 1997, but earlier application was encouraged. Segment information reported in earlier years was to be restated to conform to the requirements of SFAS No. 131. Enterprises were not required to report segment information in interim financial statements in the year of adoption, but comparative financial information was required beginning with the second year after adoption. Management adopted SFAS No. 131 effective July 1, 1998, as required. The adoption of SFAS No. 131 did not have a material impact on Towne Financial's consolidated financial statements as management did not believe that implementation of this Statement resulted in the identification of other reportable business segments at this time.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises employers' disclosures about pension and other Post-retirement benefit plans. It eliminates certain current disclosures and requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardizes the disclosure requirements of SFAS No. 87, No. 88 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88 or No. 106, and provides reduced disclosure requirements for nonpublic entities. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged.

Restatement of disclosures for earlier periods is required unless the information is not readily available, in which case the notes to the financial statements shall include all available information and a description of the information not available. The adoption of SFAS No. 132 did not have a material effect on Towne Financial's consolidated financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes uniform accounting and reporting standards for derivative financial instruments and other similar financial instruments and for hedging activities. SFAS No. 133 requires all derivatives to be measured at fair value and be recognized as either assets or liabilities in the statement of financial position. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract. In addition, SFAS No. 133 includes a provision that permits the transfer of held to maturity securities to the available for sale category or the trading category on the date of adoption of the Statement. Such transfers from the held to maturity category will not call into question an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 precludes certain fair value hedges of held to maturity securities and precludes certain cash flow hedges of the variable interest payments of held to maturity securities. SFAS No. 133 therefore includes the provision permitting transfer of securities out of the held to maturity category because it will enable an entity to hedge the securities or the cash flows from the securities in the future. The unrealized holding gain or loss on a held to maturity security that is transferred to the available for sale category should be reported as part of the cumulative effect adjustment in accumulated other comprehensive income, together with other transition adjustments reported in other comprehensive income on adoption of SFAS No. 133. If the security is transferred to the trading category, the unrealized holding gain or loss should be reported as part of the cumulative effect adjustment of adopting SFAS No. 133 in arriving at net income. SFAS No. 133 should be adopted in its entirety; it cannot be adopted piecemeal. All provisions of SFAS No. 133 should therefore be applied on initial application. SFAS

No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. Early adoption is permitted as of the beginning of any fiscal quarter that begins after the Statement was issued. Management does not believe that the adoption of SFAS No. 133 will have a material adverse effect on Towne Financial's consolidated financial position or results of operations.

         In December 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require a mortgage banking entity that securitizes mortgage loans held for sale to classify any retained mortgage-backed securities and other retained interests based on the entity's ability and intent to sell or hold those investments. Retained mortgage-backed securities should be classified as trading, available for sale, or held to maturity, as provided under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." However, any retained mortgage-backed securities that a mortgage banking enterprise commits to sell before or during the securitization process must be classified as trading. SFAS No. 134 conforms the accounting treatment for these transactions by a mortgage banking enterprise with the accounting for securities retained after the securitization of other types of assets, such as credit card receivables, by a nonmortgage banking enterprise. The Statement was effective for the first fiscal quarter beginning after December 15, 1998, with early application encouraged. On adoption of the Statement, an entity could reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Transfers from the trading category resulting from the adoption of SFAS No. 134 should be accounted for under SFAS No. 115, that is, the unrealized gain or loss at the date of the transfer will have already been recognized in earnings and should not be reversed. Management did not believe that the adoption of SFAS No. 134 had a material adverse effect on Towne Financial's consolidated financial position or results of operations.

           COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND 1998

         At June 30, 1999, Towne Financial's consolidated assets totaled $117.8 million, representing a slight decrease of $23,000 over the $117.8 million asset level at June 30, 1998. The decline in asset size experienced during the year ended June 30, 1999 was the result of a decrease in deposits of $814,000, or 0.9%, a decrease in borrowings of $30,000, or 0.2%, and a decrease realized in all noninterest-bearing liabilities of $146,000, or 10.2%, all of which were partially offset by an increase in shareholders' equity of $967,000, or 11.2%. Such decrease in total assets was primarily due to a reduction in cash, cash equivalents and certificates of deposit in other financial institutions of $3.6 million, or 58.7%, a reduction in mortgage-backed securities of $2.0 million, or 6.1%, and a reduction in loans receivable and loans held for sale of $2.0 million, or 2.7%, all of which were partially offset by an increase in investment securities of $7.2 million, or 447.2%. During the first six months of fiscal 1999, however, the Corporation's total assets actually increased by $5.4 million, or 4.6%, which was primarily driven by an increase in investment securities. This growth in assets during the first six months of fiscal 1999 followed an increase of $15.2 million, or 14.9%, during fiscal 1998 and $10.4 million, or 11.2%, during fiscal 1997. Towne Financial's growth during the six month period ended December 31, 1998 and over the last two years was generally indicative of management's efforts to increase net interest income levels by effectively leveraging the capital base. During the second half of fiscal 1999, the trend for continual asset growth reversed itself and total assets declined by $5.4 million, or 4.4%, from January 1, 1999 to June 30, 1999, as the growth in the loan portfolio leveled off resulting from management's decision to sell off fixed-rate mortgage loans into the secondary market during the predominately lower interest rate environment existing during fiscal 1999. Fueled by the lack of growth in the loan portfolio and management's desire not to further increase its investment and mortgage-backed securities portfolios during the second half of fiscal 1999, management elected to put in place a strategy to allow the outflow of higher-costing certificates of deposit in order to lower the Corporation's cost of funds, so as to improve its interest rate spread and core earnings which were shrinking during the declining interest rate environment existing throughout the first half of fiscal 1999. Although there was no asset growth during fiscal 1999, it is still management's longer-term goal and strategic objective to continue growing the size of the operations within the existing branch structure to the extent practicable.

         Cash and due from banks, federal funds sold, interest-bearing deposits and certificates of deposit in other financial institutions totaled approximately $2.5 million at June 30, 1999, a decrease of $3.6 million, or 58.7%, from June 30, 1998 levels of $6.1 million. The reduction during the year ended June 30, 1999 in cash, cash equivalents and certificates of deposit in other financial institutions was largely driven by the dissemination of excess cash and liquid funds into primarily higher yielding investment securities and, to a lesser extent, certain fixed-rate mortgage-backed and related securities. During the second half of fiscal 1999, cash and liquid assets were needed to fund the outflow of maturing certificates of deposit. As the Corporation's liquidity position increased during fiscal 1999 as a result of a continued growth in deposits during the first half of fiscal 1999, which was coupled with a reduction in the loan portfolio as loan prepayments and loan sales accelerated in a historically low interest rate environment, management elected to channel such increasing liquidity into the investment and mortgage-backed securities portfolios to take advantage of certain market opportunities as well as to increase its overall investment yield in a declining and flat yield curve environment that occurred predominately during the first half of fiscal 1999. The increase in investment securities of $7.2 million, or 447.2%, and the purchase of $7.7 million in mortgage-backed securities during fiscal 1999 were mainly funded by an increase in deposits during the first half of fiscal 1999, a decrease in loans receivable and loans held for sale of $2.0 million, or 2.7%, a decrease in cash and other liquid assets of $3.6 million, or 58.7%, and cash flows received from accelerated prepayments on certain mortgage-backed securities. Funding the growth in investment securities and funding the outflow of maturing higher-costing certificates of deposits during the second half of fiscal 1999 were the primary factors causing the reduction in cash and cash equivalents at June 30, 1999.

         Investment securities designated as available for sale and held to maturity totaled $8.8 million at June 30, 1999, an increase of $7.2 million, or 447.2%, over June 30, 1998 levels of $1.6 million. This increase in investment securities reflected the purchase of predominately municipal obligations of $11.7 million, which was partially offset by proceeds received from the sale of municipal obligations of $4.1 million, proceeds received from the call of securities of $285,000 and a net increase in unrealized market losses on securities designated as available for sale of $100,000. With interest rates having fallen so rapidly during fiscal 1999, specifically the first six months, the Corporation experienced an increase in liquidity and a shortening in duration on many security positions within the investment and mortgage-backed securities portfolios. This was especially true considering the amount of cash flow which had been coming into the portfolio through called U.S. Government and agency obligations and mortgage prepayments on loans and securities. The result was exposure to a continued decline in interest rates. The Corporation's interest rate risk position had changed as the decline in interest rates had accelerated cash flows from callable and mortgage securities. As a result, the Corporation became heavily exposed to falling interest rates. To correct this exposure, the purchase of fixed-rate assets was needed. The wide spreads and steepness of the municipal yield curve made tax-free securities especially attractive to correct exposure to falling interest rates during the first half of fiscal 1999. As a result, the excess funds from deposit growth during the first half of fiscal 1999 as well as from proceeds from loan sales and prepayments on loans and mortgage-backed securities were utilized to purchase tax-free fixed-rate municipal obligations designated as available for sale with generally eight to ten years of call protection and maturities ranging from twelve to thirty years. These securities were acquired for the purpose of not holding them to maturity, to obtain attractive tax-equivalent yields in a declining interest rate environment, to recognize additional earnings through profits from sale of securities in future periods to offset the pressures of narrowing net interest margins and to lengthen out maturities within the investment portfolio so as to combat the shortened portfolio duration as a result of accelerating calls and prepayments on securities. The overall increase in investment securities during the year ended June 30, 1999 not only resulted from a slowdown in the growth of the loan portfolio, but also resulted from management's decision to leverage funds into higher yielding assets, such as municipal obligations.

         Mortgage-backed securities designated as available for sale and mortgage-backed securities held to maturity increased by approximately $2.0 million, or 6.1%, during the year ended June 30, 1999. This decrease in the mortgage-backed securities portfolio was attributed to principal repayments on securities of $7.6 million, proceeds from the sale of securities designated as available for sale, including losses, of $2.0 million, amortization of premiums and accretion of discounts on securities, net, of $73,000 and a net increase in unrealized market losses on securities designated as available for sale of $73,000, all of which were partially offset by purchases of $1.6 million in floating-rate collateralized mortgage obligations designated by management as held to maturity, purchases of $543,000 in fixed-rate participation certificates designated as held to maturity and purchases of $5.5 million in fixed-rate collateralized mortgage obligations and participation certificates designated as available for sale. In addition to growing the investment portfolio, management elected to change the mix as well as to increase the level of its mortgage-backed securities during the year ended June 30, 1999 as the loan portfolio growth slowed in attempts to diversify its investment holdings and to increase the volume of interest-earning assets relative to the equity base (leverage) in order to improve net interest income and overall net earnings. However, the Corporation experienced heavier than expected prepayments on its mortgage-backed securities due to the decline in overall interest rates. Such accelerated prepayment activity on securities in conjunction with proceeds received from sales on securities more than fully offset the Corporation's purchase activity during fiscal 1999, thereby reducing the overall level of mortgage-backed securities at June 30, 1999. As a result, the reduction in the mortgage-backed securities portfolio was utilized, in part, to help fund the increase in the investment securities portfolio, specifically the purchase of tax-free fixed-rate municipal obligations. From time to time, when opportunities exist, the Corporation utilizes advances from the Federal Home Loan Bank in the acquisition of certain securities in order to lock in an attractive spread between investment and borrowing. In continuing its efforts from prior periods to better diversify the mortgage-backed securities portfolio so as to improve overall performance and yield, the Corporation acquired during the year ended June 30, 1999 short-to immediate-term fixed-rate securities designated as available for sale, a monthly floating-rate collateralized mortgage obligation indexed to the composite prime rate of 75% of the thirty largest U.S. banks as reported by THE WALL STREET JOURNAL and a monthly floating-rate short average life collateralized mortgage obligation indexed to the Eleventh District cost of funds. By investing in short to intermediate-term fixed-rate securities, specifically collateralized mortgage obligations and participation certificates, management intended to capitalize if and when the Federal Reserve Board began cutting short-term interest rates, which appeared artificially high in relation to long-term interest rates. The floating-rate security tied to the composite prime rate was acquired in order to take advantage of an attractive spread to the comparable U.S. treasury index without incurring a greater prepayment risk stemming from a lower interest rate environment that existed at the time of purchase. The floating-rate security tied to the Eleventh District cost of funds was acquired as a defensive measure and to take advantage of a lower interest rate environment in effect at the time of purchase. The Corporation also invested in a fully securitized fixed-rate Government National Mortgage Association project loan that offered an attractive yield and good lock out protection. As a result of these acquisitions, management wanted to be in position to not only improve its current overall yield on mortgage-backed securities, but to more favorably capitalize in an interest rate environment existing at the time of many of these purchases.

         Loans receivable and loans held for sale decreased in the aggregate by approximately $2.0 million, or 2.7%, during the year ended June 30, 1999. This decline was largely attributed to loan sales, net of gains, of $26.3 million, principal repayments on loans of $28.9 million, and loans acquired through foreclosure of $154,000, all of which were partially offset by loan disbursements, loan purchases and loans originated for sale in the secondary market of $53.4 million. The reduction in the loan portfolio was primarily due to a decrease of $1.0 million, or 9.2%, in nonresidential real estate and land loans, a decrease of $727,000, or 1.3%, in one-to-four family residential real estate and construction loans and a decrease of $320,000, or 12.2%, in home equity line of credit loans, all of which were partially offset by an increase of $101,000, or 2.6%, in multi-family construction and residential real estate loans and an increase of $27,000, or 13.8%, in passbook loans to deposit customers and other secured consumer loans. Over the past few years, Blue Ash has substantially grown the loan portfolio as a result of a continued greater loan origination volume in all types of loans, management's strategy to primarily hold loans in the portfolio subject to certain interest rate risk limitations and management's strategy to redeploy funds from other asset categories into lending activities to the extent practicable. The strategy to hold loans has reflected management's continued desire to grow the Corporation largely through loan portfolio growth, management's desire to obtain a better loan portfolio mix of adjustable-and fixed-rate loans by increasing the fixed-rate portion of its loan portfolio and management's intent to increase its loan-to-deposit ratio. During the year ended June 30, 1999, predominately the first six months, as well as during the last two previous quarters in fiscal 1998, however, due to a decline in long-term interest rates toward historical lows and combined with a shift to a very flat yield curve, management redirected its efforts and strategies to originating for sale in the secondary market all conforming single-family residential mortgage loans in order to reduce its exposure to interest rate risk. Adhering to this change in strategy, coupled with heavy principal repayments and payoffs on loans, including a couple of large balance nonresidential real estate loans, resulted in a reduction of loans receivable and loans held for sale at June 30, 1999. During this period of generally lower interest rates, loan originations and loan sales in fiscal 1999 were at higher levels than in fiscal 1998 due to an increased loan demand consisting primarily of refinancings and fixed-rate loans. During the year ended June 30, 1999, total loan originations and purchases were a robust $53.4 million, as compared to $48.5 million during the year ended June 30, 1998, an increase of $4.9 million, or 10.1%. Specifically, loans originated for sale in the secondary market increased dramatically during the year ended June 30, 1999, as compared to the year ended June 30, 1998, from $18.9 million to $25.5 million, while loans originated and purchased for the portfolio declined year-to-year from $29.6 million to $27.9 million. It was management's strategy to accelerate loan originations during this lower interest rate period by utilizing loan sales as a means to accommodate the increased loan volume, thereby slowing loan portfolio growth and increasing other operating income from gains on sale of loans in the secondary market. Management utilized sales of loans in the secondary market as a means of meeting the consumer preference for fixed-rate loans. If interest rates remain at historically low levels, selling residential mortgage loans in the secondary market will continue to be a part of Blue Ash's future plans, as this practice will enable Blue Ash to enhance the management of its liquidity position as well as effect changes in its asset and liability mix. Since interest rates were at higher levels at June 30, 1999, management reverted back to its strategy of originating loans for the portfolio. Despite the reduction in the loan portfolio which was dictated by a declining interest rate environment, overall loan origination volume remained very strong during the year ended June 30, 1999 due to the continued strong marketing and selling effort by management to originate loans and the continual development and refinement of new loan products and programs to better serve the lending area.

         At June 30, 1999, the Corporation's allowance for loan losses totaled $278,000, an increase of $14,000, or 5.3%, over the $264,000 level represented at June 30, 1998. During the year ended June 30, 1999, the Corporation increased its allowance for general loan losses by $31,000, transferred $35,000 in allowance for loan losses from a general to a specific allocation and incurred loan charge-offs of $17,000 on foreclosed single-family residential mortgage loans which were subsequently transferred to real estate acquired through foreclosure. The Corporation's internally-classified assets, net of a specific valuation allowance, totaled approximately $687,000 at June 30, 1999, as compared to $885,000 at June 30, 1998. Non-performing and nonaccrual loans, on the other hand, totaled only $252,000, or 0.36% of loans receivable and loans held for sale, at June 30, 1999, as compared to $885,000, or 1.22% of loans receivable and loans held for sale, at June 30, 1998. The reduction in internally-classified assets during the year ended June 30, 1999 was primarily due to an aggregated decrease both in number and outstanding balance in the classification of single-family residential mortgage loans, which was partially offset by the initial classification of a single-family construction loan as "Special Mention." The improvement in non-performing and nonaccrual loans was largely due to the reduction in single-family residential and lot loan delinquencies of 90 days or more during fiscal 1999. Such improvement was partially negated by the increase of $924,000 in delinquencies from 30-89 days, from $554,000 at June 30, 1998 to $1.5 million at June 30, 1999. In the opinion of management, such internally-classified assets and non-performing and nonaccrual loans in the aggregate represented an approximate 75-80% loan-to-value ratio at June 30, 1999 and were deemed adequately secured in the event of default by the borrowers. Because the loan loss allowance is based on estimates, it is monitored regularly on an ongoing basis and adjusted as necessary to provide an adequate allowance. The Corporation reviews on a monthly basis its loan portfolio, including problem loans, to determine whether any loans require classification and/or the establishment of appropriate allowances. The allowance for loan losses is determined by management based upon past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in Blue Ash's lending area. The provision for general loan losses of $31,000 recorded during the year ended June 30, 1999 was attributed to management's assessment of the current level of internally-classified and non-performing and nonaccrual loans, delinquencies between 30-89 days, the current composition of loans within the portfolio and Blue Ash's overall growth within the loan portfolio over the past few years. Management believed that the loan loss allowance existing at June 30, 1999 was adequate to cover unforeseen loan losses based upon the ongoing review of such internally-classified assets and non-performing and nonaccrual loans. Although management believed that its allowance for loan losses at June 30, 1999 was adequate based on facts and circumstances available at the time, there can be no assurance that additions to such allowance will not be necessary in future periods which could adversely affect the Corporation's results of operations. At June 30, 1999, the Corporation's allowance for loan losses consisted of a general valuation allowance, as defined by the regulations of the OTS, of $260,000 and a specific loan loss allowance of $18,000, and represented 0.39% of the total amount of loans outstanding, including those loans designated as held for sale, and 40% of internally-classified assets.

         Deposits totaled $94.2 million at June 30, 1999, a decrease of $814,000, or 0.9%, over the $95.0 million in deposits outstanding at June 30, 1998. The decrease in total overall deposits was primarily the result of a decrease in certificates of deposit of $2.4 million, or 3.2%, which was partially offset by an increase in transaction accounts (NOW accounts, money market deposit accounts, passbook accounts and Christmas club accounts) of $1.6 million, or 8.5%. The decrease in certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) during the year ended June 30, 1999 was attributed to a decline in outstanding brokered deposits of $2.8 million, or 49.1%, which was partially offset by an increase in certificate of deposit balances obtained from the local market area of $430,000, or 0.6%. In an effort to sustain deposit growth during the year ended June 30, 1999, primarily the first six months of fiscal 1999 when local certificate of deposit balances increased by $3.6 million, or 5.2%, management continued its strategy in part of funding the growth in assets by carefully growing the deposit base through certificates of deposit. The increase in certificates of deposit from Blue Ash's local market area was attributed to the influx of new accounts resulting from continued strong marketing efforts and competitive pricing on certificate of deposit accounts. Although certificate of deposit accounts from the local market area increased during the first six months of fiscal 1999, such certificate of deposit balances declined by $3.2 million, or 4.3%, during the second half of fiscal 1999 as management adopted a short-term strategy of not renewing higher-costing certificates of deposit in order to lower the Corporation's cost of funds. In addition, such a strategy of reducing certificates of deposit was also predicated upon the lack of loan portfolio growth and management's desire not to further increase its investment and mortgage-backed securities portfolios, especially during the second half of fiscal 1999. The emphasis in brokered deposits and other out-of-state funds was also de-emphasized by management as they became a less attractive alternative funding source. The need for brokered deposits lessened as the loan portfolio growth slowed in the lower interest rate environment that prevailed for most of fiscal 1999 and cash flows from loans and mortgage-backed securities accelerated. From time to time, however, when circumstances dictate in the future, management will continue its strategy of selectively obtaining brokered deposits and other out-of-state funds to supplement its deposit base. As long as demand for new loan production remains strong in the periods ahead, brokered deposits will continue to be a viable funding source, as management is reluctant to aggressively price above market and seek at all times certificates of deposit from its local market area. The increase in transaction accounts during the year ended June 30, 1999 was due to an increase in money market deposit accounts of $1.1 million, or $16.4%, an increase in NOW accounts of $464,000, or 11.3%, and an increase in passbook and club accounts of $54,000, or 0.7%. As part of its efforts to increase the deposit base, management continued its more assertive efforts during the year ended June 30, 1999 in its attempts to minimize the outflow of funds from transaction accounts and to reacquire these deposit balances by placing a stronger emphasis on the cross-selling of deposit products (i.e., checking accounts) at the branch level and developing specific advertising campaigns aimed at transaction account customers. As a result of these marketing and selling efforts, the outstanding balance of all customer checking accounts increased by $444,000, or 12.7%, and the number of overall checking accounts increased by 18.0% during the year ended June 30, 1999. In terms of checking account growth at the Mason branch office, which is located in a fast-developing and growing area, there was an increase of 62.6% in the number of accounts open and an increase of 27.2% in the outstanding balance of such accounts during the year ended June 30, 1999. The overall growth in transaction accounts during the year ended June 30, 1999 reflected management's continuing efforts to maintain steady growth in core deposits and was consistent with management's short-term and long-term goals. From time to time, however, in an attempt to closely control its overall cost of funds and based on the current interest rate environment, management may temporarily elect to use alternative funding sources, such as brokered deposits or allow the run off of certain higher-costing maturing certificate of deposit balances. It is the continued goal of management to increase loan production and the level of loan retention, thereby increasing the need for overall deposits and available liquid assets. Management expects to continue meeting the need for deposits, for the most part, through increased marketing and competitive pricing of the Company's deposit products, which could result in additional operating expenses and interest expense.

         Total borrowings, which consisted solely of Federal Home Loan Bank advances at June 30, 1999, totaled approximately $12.7 million at June 30, 1999, as compared to $12.7 million at June 30, 1998. During the year ended June 30, 1999, there were principal repayments of $30,000 in regards to the outstanding Employee Stock Ownership Plan loan that was secured by the Corporation's common stock. Such loan was repaid in full during fiscal 1999. Although there was no activity with regards to borrowings from the Federal Home Loan Bank during the year ended June 30, 1999, Federal Home Loan Bank advances have been actively pursued and utilized by the Corporation for a variety of reasons in prior years and will continue to be used when necessary in future years. From time to time, Federal Home Loan Bank advances are utilized as an alternative funding source or as a supplement to deposits if the cost of such borrowings is favorable in comparison to the cost of deposits. Federal Home Loan Bank advances are utilized by Blue Ash for funding in times of low cash availability, as well as funding specific needs, such as large loans. Another use is the funding of investments and mortgage-backed securities, where an attractive spread is offered when compared to the cost of borrowing, and where both the security and the borrowing may have similar terms to maturity or similar repricing patterns. Management believes that the use of Federal Home Loan Bank advances is a prudent measure in the above instances. Additionally, Federal Home Loan Bank advances may also be used as an instrument in the control of interest rate risk when appropriate or for restructuring purposes. In future periods, management may acquire additional Federal Home Loan Bank advances to fund loan production, to acquire investments and mortgage-backed securities, or as a tool to manage the interest rate risk of Blue Ash.

         Shareholders' equity totaled $9.6 million at June 30, 1999, an increase of $967,000, or 11.2%, over the total of $8.7 million at June 30, 1998. The increase in shareholders' equity was primarily due to net earnings for the year of $938,000, proceeds from the exercise of stock options of $217,000 and a reduction in required contributions of the Employee Stock Ownership Plan of

$30,000, all of which were partially offset by the payment of dividends to shareholders of $104,000 and an increase in unrealized market losses on securities designated as available for sale, net of related tax effects, of $114,000. At June 30, 1999, shareholders' equity as a percentage of total assets was 8.2%.


                     COMPARISON OF THE RESULTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                     General
                                     -------

         The Corporation reported consolidated net earnings of $938,000, or $4.06 per share on a diluted basis, for the year ended June 30, 1999, as compared to net earnings of $938,000, or $4.28 per share on a diluted basis, for the year ended June 30, 1998. Net earnings for the year ended June 30, 1999 approximated the record level of net earnings for the year ended June 30, 1998, while there was a decrease in diluted earnings per share of $0.22, or 5.1%, due to a greater number of common shares outstanding during the year ended June 30, 1999 resulting from the exercise of granted stock options by certain officers, directors and employees of the Corporation. Net earnings for the year ended June 30, 1999 were positively impacted by an increase in other income of $111,000, or 22.2%, pertaining mainly to a strong mortgage banking operation, and a decrease in provision for federal income taxes of $103,000, or 20.8%, which were both fully offset by a decrease in net interest income after provision for losses on loans of $123,000, or 4.0%, and an increase in general, administrative and other expense of $91,000, or 4.3%. The decrease in net interest income after provision for losses on loans was further accentuated by the presentation during fiscal 1999 of interest income on tax-exempt municipal securities on a tax-free basis yielding 5.00% instead of on a tax-equivalent basis yielding 7.13%, creating of some difficulty and inconsistency in accurately comparing total interest income and net interest income from fiscal 1998 to fiscal 1999, as there were insignificant levels of municipal securities in the portfolio during fiscal 1998. The decrease in the provision for federal income taxes was not only attributed to a decrease in earnings level before federal income taxes of $103,000, or 7.2%, but was also the result of a reduction in the Corporation's effective tax rate resulting primarily from the federal tax treatment of accumulating bank qualified municipal securities.

Net Interest Income and Provision for Losses on Loans
-----------------------------------------------------

         The Corporation's net interest income decreased by $116,000, or 3.8%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The decrease in net interest income during fiscal 1999 was primarily the result of an increase in total interest expense, due to increases in the average outstanding balances of deposits and borrowings, which were partially offset by decreases in the weighted-average rates paid on deposits and borrowings. Total interest expense on the Corporation's interest-bearing liabilities for fiscal 1999, as compared to fiscal 1998, increased by $142,000, or 2.6%, due to overall increases of $7.3 million, or 7.2%, in the average outstanding balances of such interest-bearing liabilities, which were partially offset by overall declines of 23 basis points (100 basis points equal 1%), from 5.29% to 5.06%, in the weighted-average rates paid on the Corporation's interest-bearing liabilities. The increase in total interest expense during fiscal 1999 was partially offset by an increase in total interest income, primarily due to increases in the average outstanding balances of mortgage-backed securities, investment securities and other interest-earning assets and to an increase in the weighted-average rate earned on investment securities, which were partially offset by a decrease in the average outstanding balance of loans and to declines in the weighted-average rates earned on loans, mortgage-backed securities and other interest-earning assets. Total interest income on the Corporation's interest-earning assets increased by $26,000, or 0.3%, during fiscal 1999, as compared to fiscal 1998, due to overall increases of $8.2 million, or 7.7%, in the average outstanding balances of such interest-earning assets, which were partially offset by overall declines of 45 basis points, from 7.97% to 7.52%, in the weighted-average yields earned on such interest-earning assets. The downward movement in the average yields earned on the Corporation's interest-earning assets as compared to the average yields paid on the Corporation's interest-bearing liabilities reflected assets repricing downward more rapidly than liabilities. Such changes in yields earned and paid were reflected in the interest rate spread, which had decreased from 2.68% during fiscal 1998 to 2.46% during fiscal 1999, and the net yield (net interest income as a percentage of average interest-earning assets), which had decreased from 2.89% during fiscal 1998 to 2.67% during fiscal 1999. The major factors contributing to the decreases in the interest rate spread and net yield year-to-year were the decline in long-term interest rates toward historical lows, specifically during the first six months of fiscal 1999, and the extremely flat yield curve which continued to evolve during fiscal 1999, which made it more difficult for the Corporation to earn a significant positive spread on new deposit activity.

         Interest income on loans decreased by $303,000, or 4.8%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The decrease in interest income on loans during fiscal 1999 was due to a decrease of $1.5 million, or 2.1%, in the average balance of loans outstanding, which was coupled with a decline of 24 basis points, from 8.71% to 8.47%, in the weighted-average rate earned on loans. The decrease in the average outstanding balance of loans year-to-year reflected a situation in which loan principal repayments, sales and payoffs exceeded loan originations and purchases. Over the past few years, there had been a tremendous growth in the loan portfolio which had been attributed to a strong origination volume and management's strategy, to the extent practicable, to portfolio fixed-rate mortgage loans subject to certain interest-rate risk limitations. Over the majority of the past eighteen months, however, this loan growth in the portfolio was curtailed by the rapidly declining interest rate environment that evolved which had the effect of accelerating prepayments on loans and refinancing of higher rate mortgage loans. In addition, management began refocusing its efforts during this declining interest rate environment on originating for sale in the secondary market all conforming fixed-rate mortgage loans, which had the effect of reducing the loan portfolio. The majority of loans that were sold in the secondary market during fiscal 1999 were refinances of loans that were initially originated for the portfolio in prior years at higher interest rates. The decrease in the average yield earned on loans during fiscal 1999 was principally the result of the acceleration of prepayments on higher yielding fixed-rate mortgage loans held in the loan portfolio in the lower interest rate environment, the downward repricing of existing adjustable-rate ("teaser") mortgage loans and the reduction year-to-year in the average outstanding balance of higher rate nonresidential real estate and land loans.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity increased by $62,000, or 3.4%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The increase in interest income on mortgage-backed securities during fiscal 1999 was the result of an increase in the average outstanding balance of mortgage-backed securities of $3.8 million, or 13.0%, which was partially offset by a decline in the weighted-average rate earned on such assets of 54 basis points, from 6.30% to 5.76%. The increase in the average outstanding balance of mortgage-backed securities reflected the purchases of primarily fixed-rate and floating-rate collateralized mortgage obligations and fixed-rate participation certificates, which were partially offset by principal repayments and sales of securities. As long-term interest rates declined and greater emphasis was placed on originating fixed-rate loans for sale during fiscal 1999, management elected to shift more funds from other asset categories into the mortgage-backed securities portfolio as loan portfolio growth slowed from the increased refinancing and payoff of higher rate portfolio fixed-rate loans. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to sustain continued growth in asset levels by primarily using deposits and repayment cash flows to fund purchases of such assets. From time to time when circumstances dictate and opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which offset the lack of growth in the loan portfolio, helped improve the Corporation's overall interest rate spread and net earnings level as well as achieve better diversification of securities within the portfolio. The decrease in the weighted-average yield earned on mortgage-backed securities year-to-year generally reflected the greater principal repayments on higher yielding securities due to a lower interest rate environment during fiscal 1999, the recognition against earnings of greater premium amounts on securities resulting from faster prepayment speeds and shorter estimated average lives and the downward movement in the U.S. treasury rates, the specified prime rate and the Eleventh District cost of funds rate which a majority of the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations are tied to in determining interest rate changes.

         Interest and dividend income on investment securities and other interest-earning assets increased in the aggregate by $267,000, or 81.4%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The increase during fiscal 1999 was primarily due to increases of $4.6 million, or 303.4%, and $1.3 million, or 40.9%, in the average outstanding balances of investment securities and other interest-earning assets (primarily interest-bearing deposits in other financial institutions), respectively, and to an increase in the weighted-average rate earned on investment securities of 18 basis points, from 6.87% to 7.05%, all of which were partially offset by a decline in the weighted-average rate earned on other interest-earning assets of 93 basis points, from 6.92% to 5.99%. The increase in the average outstanding balance of investment securities during fiscal 1999 was principally due to the purchase of municipal obligations. As interest rates continued falling toward historical lows, specifically during the first six months of fiscal 1999, the purchasing of new U.S. Government agency obligations became less attractive as interest rate spreads tightened and call periods shortened. As a result, the Corporation began purchasing tax-free fixed-rate municipal obligations with good call protections and relatively attractive tax-equivalent yields in comparison to other investment alternatives. These municipal securities were primarily designated as available for sale and were utilized to supplement the overall asset yield while loan portfolio growth slowed. The increase in the weighted-average yield earned on investment securities was attributed to the purchase of tax-free municipal securities at attractive spreads in comparison to other investment alternatives that were tied to the U.S. Treasury index, which was partially offset by the call of higher rate U.S. Government agency obligations in a lower interest rate environment. Such municipal securities were principally viewed by management as "yield enhancers," especially during a flat yield curve environment that predominately existed at the time of many of these purchases, and helped improve the Corporation's yield on investment securities from past levels. The increase in other interest-earning assets was attributed in part to continued growth in assets year-to-year and to an increase in excess liquidity and expected cash flows from called investment securities and accelerated mortgage prepayments as a result of interest rates having fallen so rapidly. The decrease in the weighted-average rate earned on such interest-earning assets year-to-year was the direct result of an overall lower interest rate environment during fiscal 1999 and the significantly greater level of lower earning federal funds sold in the portfolio during fiscal 1999.

         Interest expense on deposits, the largest component of the Corporation's interest-bearing liabilities, increased by $160,000, or 3.4%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The increase in interest expense on deposits during fiscal 1999 was due to an increase of $7.2 million, or 8.0%, in the average balance of deposits outstanding, which was partially offset by a decrease of 22 basis points, from 5.18% to 4.96%, in the weighted-average rate paid on deposits. The increase in the average balance of deposits outstanding during the years presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $6.0 million, or 8.5%, which was coupled with an increase of $1.2 million, or 6.2%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher yielding term certificates of deposit and from an influx of new deposits due to increased marketing and selling efforts by management and competitive pricing strategies. In addition, from time to time, management has utilized brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, interest rates paid on brokered deposits were actually the same or lower than interest rates paid on local deposits. The increase in transaction accounts was largely due to management's continued strong efforts to expand its core deposit base through increased customer checking accounts so as to better develop cross-selling opportunities of other Company products and services as well as to lower overall cost of funds. The increase in the average outstanding balance of deposits year-to-year was necessary to predominately fund the growth in the loan, investment and mortgage-backed securities portfolios. The decrease in the weighted-average rate paid on deposit accounts year-to-year reflected lower market rates of interest, which was partially offset by a slightly greater percentage of higher rate certificate of deposit balances to total deposit balances during fiscal 1999. Specifically, the weighted-average rate paid on certificates of deposit decreased from 5.86% during fiscal 1998 to 5.58% during fiscal 1999, and the weighted-average rate paid on transaction accounts decreased slightly from 2.64% during fiscal 1998 to 2.62% during fiscal 1999. The increase in the higher costing certificate of deposit balances as a percentage of total deposits increased year-to-year from 78.9% to 79.3%.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, special convertible fixed-rate advances and, to a lesser extent, a fully paid-off adjustable-rate loan of the ESOP, decreased by $18,000, or 2.4%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The decrease in interest expense on borrowings during fiscal 1999 was attributed to a decline of 23 basis points, or 3.8%, in the weighted-average rate paid on borrowings, which was partially offset by an increase of $175,000, or 1.4%, in the average outstanding balance of borrowings. Such increase in the average outstanding balance of borrowings year-to-year was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist, in part, in funding the Corporation's lending and investment activities. Advances from the Federal Home Loan Bank were utilized by management as an alternative funding source to deposits in order to provide additional liquidity and sources of funds to the lending function during periods of cash outflows, as well as to pursue its lending and investment programs when the opportunities existed. During fiscal 1999, the weighted-average rate paid on borrowings was reduced to 5.82%, a decline of 23 basis points from the 6.05% during fiscal 1998. This decline in the weighted-average rate paid year-to-year generally reflected management's restructuring efforts of its borrowing mix by lengthening out maturities in a lower interest rate environment that prevailed when such restructuring was undertaken. Management accomplished its objectives by taking advantage of special convertible fixed-rate advances offered at attractive rates by the Federal Home Loan Bank and paying off higher rate short-term LIBOR-based advances as well as replacing a maturing five year fixed-rate advance. Such restructuring of its total borrowings, undertaken in fiscal 1998, allowed Blue Ash the opportunity to reduce its cost of funds on $6.0 million of borrowings by approximately 43 basis points.

         The Corporation's provision for losses on loans increased by $7,000, or 29.2%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The provision for losses on loans, which was comprised solely of discretionary additions to the general loan loss allowance during fiscal 1999, represents a charge to earnings to maintain the allowance for loan losses at a level management believes is adequate to absorb losses in the loan portfolio. The fiscal 1999 loan loss provision was the result of management's continued efforts to set the allowance at a level considered to be appropriate based upon the internal analysis of the risk of loss in the loan portfolio. Among the factors considered in this analysis were the assessment of general economic conditions in Blue Ash's lending area applied to the portfolio, analysis of specific loans in the portfolio, known and inherent risk in the portfolio, growth in the loan portfolio, changes in the composition of loans and other factors previously discussed. The Corporation has historically followed strict underwriting guidelines in its loan origination process, and this is considered to be one of the many factors which have resulted in minimal loan losses (charge-offs) over the past five years. The Corporation's provision for losses on loans during fiscal 1999 was principally attributable to management's current assessment of its internally-classified, delinquent and non-performing and nonaccrual loans and to the growth in the loan portfolio which has been mostly prevalent over the past several years. Management uses the best information available in providing for possible loan losses and believes that the allowance is adequate to cover any unforeseen losses in the loan portfolio at June 30, 1999. However, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans decreased during the year ended June 30, 1999 by $123,000, or 4.0%, as compared to the year ended June 30, 1998.

                                  Other Income
                                  ------------

         Total other income increased by $111,000, or 22.2%, from $500,000 during the year ended June 30, 1998 to $611,000 during the year ended June 30, 1999. The primary reasons for this rise in other income during fiscal 1999 were an increase in gain on sale of mortgage loans of $148,000, or 40.5%, an increase in gain on sale of investments and mortgage-backed securities of $3,000, or 9.7%, and an increase in service fees, charges and other operating income of $9,000, or 18.4%, all of which were partially offset by a decrease in loan servicing fees of $49,000, or 89.1%.

         The increase in gain on sale of mortgage loans of $148,000, or 40.5%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998, was the result of increased sales activity of loans originated for sale in the secondary market. The Corporation recognized gains (including mortgage servicing rights pursuant to SFAS No. 125) on the sale of mortgage loans in the secondary market of $513,000 and $365,000 during the years ended June 30, 1999 and 1998, respectively. Such gains were the result of Blue Ash selling its fixed-rate single-family residential mortgage loans to the Federal Home Loan Mortgage Corporation in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Loan sales volume increased significantly during fiscal 1999, as the demand for fixed-rate single-family residential mortgage loans was stronger within Blue Ash's lending area than during fiscal 1998 due to a lower interest rate environment prevailing throughout the majority of fiscal 1999. As a result, proceeds from the sale of loans in the secondary market increased from $18.9 million during fiscal 1998 to $26.5 million during fiscal 1999, an increase of $7.6 million, or 40.3%, and loans originated for sale in the secondary market increased from $18.9 million during fiscal 1998 to $25.5 million during fiscal 1999, an increase of $6.6 million, or 35.0%. In order to adequately meet the increased demand for lower rate fixed-rate mortgages and refinancings of higher rate fixed-rate mortgages and adjustables during fiscal 1999, management placed more emphasis on loans originated for sale in the secondary market as opposed to holding loans in the portfolio as it had predominately done over the past few years. Such a change in strategy had the effect of slowing loan portfolio growth and core earnings, while at the same time increasing gains on sale of loans and reducing the Corporation's overall exposure to interest rate risk.

         The increase in gain on sale of mortgage-backed securities and investment securities of $3,000, or 9.7%, during the year ended June 30, 1999 was due to the recognition of gains to earnings from the sale of primarily tax-free municipal securities. During fiscal 1999, there were proceeds of $4.1 million from the sale of municipal securities and $2.0 million from the sale of mortgage-backed securities, while there were $9.4 million in total sale proceeds from securities during fiscal 1998. There were more opportunities in fiscal 1999 to recognize gains from securities transactions based primarily on market conditions prevailing at the times of sale and the types of securities traded. Such sales activity in fiscal 1999 was predicated upon the declining interest rate environment that prevailed and better diversifying the investment and mortgage-backed securities portfolios so as to improve the Corporation's overall yield and market performance to varying interest rate environments. In particular, the Corporation took advantage of the declining interest rate environment and attractive spreads as compared to other investment alternatives by acquiring and then selling certain tax-free municipal obligations designated as available for sale for the primary purpose of bolstering other income from the gains on sale of such securities in order to combat the effects of declining overall yields on interest-earning assets and a tighter interest rate spread. While there was a greater sales volume within the securities portfolio during fiscal 1998, there were fewer opportunities of taking profits at that time as the Corporation was more focused on taking steps to better diversify and reposition its securities portfolio. The decrease in loan servicing fees of $49,000, or 89.1%, during fiscal 1999 was principally attributed to an increase of $73,000 in expenses for amortization and impairment of originated mortgage servicing rights under SFAS No. 125 due to a greater mortgage servicing rights portfolio in fiscal 1999 and to accelerated prepayments of mortgages associated with a declining interest rate environment, which was partially offset by an increase in normal loan servicing fees received of $24,000, or 23.1%, due to an increase of approximately $9.3 million, or 21.1%, in the average outstanding balance of loans sold in the secondary market and to other financial institutions. The increase in service fees, charges and other operating income of $9,000, or 18.4%, reflected increased fees generated year-to-year from NOW accounts, debit card processing, construction loan draws, in-house inspection fees, certain loan processing-related fees and fee income received from correspondent lenders for nonconforming and Federal Housing Administration loans.

                    General, Administrative and Other Expense
                    -----------------------------------------

         Total general, administrative and other expense increased by $91,000, or 4.3%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998. The components of this increase in total general, administrative and other expense during fiscal 1999 were comprised of an increase in employee compensation and benefits of $69,000, or 6.1%, an increase in occupancy and equipment expense of $22,000, or 5.9%, an increase in advertising expense of $8,000, or 8.4%, and an increase in federal deposit insurance premiums of $4,000, or 7.5%, all of which were partially offset by a decrease in data processing expense of $6,000, or 6.1%, a decrease in state franchise tax expense of $2,000, or 2.1%, a decrease in amortization of goodwill of $1,000, or 2.9%, and a decrease in other operating expense of $3,000, or 1.3%.

         The principal category of the Corporation's general, administrative and other expense is employee compensation and benefits. The increase in this expense category of $69,000, or

6.1%, during the year ended June 30, 1999, as compared to the year ended June 30, 1998, was primarily due to normal merit increases, increases in staffing levels, increases in loan officer salaries due to a change in the method of compensating certain of these employees, increases in employee group health and life insurance premiums, increases in loan officer bonus expense as a result of a greater lending volume, increases in annual bonus expense to employees and officers stemming from a higher earnings base for purposes of calculating the bonus, increases in director medical reimbursement expenses, increases in certain payroll-related taxes such as social security taxes and workers' compensation and increases in officer, director and employee reimbursement expenses, all of which were partially offset by decreases in expenses related to the ESOP due to the additional expense incurred in fiscal 1998 for the payout of benefits to terminated employees and increases of $14,000, or 7.3%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $4.9 million, or 10.1%, increase in total lending volume year-to-year and increased personnel costs per loan in fiscal 1999.

         The increase in occupancy and equipment expense of $22,000, or 5.9%, was largely due to increases in office building repair and maintenance, depreciation on furniture, fixtures and equipment resulting from upgrading the Corporation's internal computer systems, expenses associated with ATM processing, real estate taxes, telephone and postage, all of which were partially offset by decreases in furniture, fixture and equipment expenses and light, heat and other utilities. The increase in advertising expense of $8,000, or 8.4%, was principally attributable to a continuation of intensified marketing and selling efforts by management which were directed toward the loan origination function and attracting new deposits and to an increase in classified advertising in newspapers for various job openings within the Corporation. The decrease of $6,000, or 6.1%, in data processing and related fees, which are based on the outstanding number of loan and deposit accounts, reflected the negotiation of lower costs in the renewal of Blue Ash's contract with its third party provider of data processing services in fiscal 1998, which was partially offset by an increased average deposit base as well as growth in lending operations. The increase in federal deposit insurance premiums of $4,000, or 7.5%, was primarily attributed to an increased average deposit base year-to-year, while the decrease in state franchise tax expense of $2,000, or 2.1%, was primarily attributed to a higher level of state supervisory tax credits applied to the Corporation for purposes of reducing its franchise tax liability and to a lower effective franchise tax rate, which were partially offset by an enhanced average equity position year-to-year. Other operating expense decreased from $225,000 during the year ended June 30, 1998 to $222,000 during the year ended June 30, 1999, a decrease of

$3,000, or 1.3%, due primarily to a decrease in legal and professional fees associated with certain holding company and other corporate-related matters, a decrease in legal fees associated with delinquent and foreclosed loans, a decrease in supervisory fees and assessments and a decrease in business meeting expenses, all of which were partially offset by an increase in annual audit and tax service, an increase in NOW account expenses, an increase in bank service charges, an increase in organizational dues and subscriptions, an increase in directors' and officers' insurance and an increase in office supplies resulting from an expanding loan and savings operation.

                              Federal Income Taxes
                              --------------------

         The provision for federal income taxes totaled $393,000 for the year ended June 30, 1999, as compared to $496,000 for the year ended June 30, 1998, a decrease of $103,000, or 20.8%. The decrease in the provision for federal income taxes reflected the lower level of pre-tax earnings for the year ended June 30, 1999, a decrease of $103,000, or 7.2%, from $1.4 million during the year ended June 30, 1999 to $1.3 million during the year ended June 30, 1999, which was the direct result of a reduction in the Corporation's effective tax rate year-to-year due largely to the differing treatment and tax-exempt status of municipal securities. As a result, the level of federal income tax expense for each of the years ended June 30, 1999 and 1998 generally reflected the level of pre-tax earnings for such years, adjusted for changes in the Corporation's effective tax rate. The Corporation's effective tax rates amounted to 29.5% and 34.6% for the years ended June 30, 1999 and 1998, respectively.


                     COMPARISON OF THE RESULTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

                                     General
                                     -------

         Net earnings amounted to $938,000 for the year ended June 30, 1998, representing an increase of $573,000, or 157.0%, over the $365,000 in net earnings recorded for the year ended June 30, 1997. The improvement in earnings level for the year ended June 30, 1998 was primarily attributable to an increase in net interest income after provision for losses on loans of $329,000, or 12.1%, an increase in other income of $288,000, or 135.8%, and a decrease in general, administrative and other expense of $251,000, or 10.6%. The increase in earnings level before federal income taxes of $868,000, or 153.4%, resulted in an increase in the provision for federal income taxes of $295,000, or 146.8%. The Corporation's net earnings for the year ended June 30, 1997 were negatively impacted by a special assessment levied on all savings institutions insured by SAIF of the FDIC to recapitalize the SAIF to the required statutory level in accordance with legislation enacted into law in fiscal 1997. Excluding the nonrecurring after-tax charge of $242,000 due to the special assessment, the Corporation would have shown net earnings of $607,000, or $2.81 per share on a diluted basis, for the year ended June 30, 1997. Excluding the SAIF charge in fiscal 1997, net earnings for the year ended June 30, 1998 still would have represented an increase in net earnings of $331,000, or 54.5%, and an increase in diluted earnings per share of $1.47, or 52.3%, over fiscal 1997.

              Net Interest Income and Provision for Losses on Loans
              -----------------------------------------------------

         The Corporation's net interest income increased by $335,000, or 12.3%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The increase in net interest income during fiscal 1998 was primarily the result of an increase in total interest income, due to increases in the average outstanding balances of all the Corporation's interest-earning assets (loans, mortgage-backed securities, investment securities and other interest-earning assets), and to increases in the weighted-average rates earned on loans and other interest-earning assets, which were partially offset by declines in the weighted-average rates earned on mortgage-backed securities and investment securities. Total interest income on the Corporation's interest-earning assets increased by $1.3 million, or 17.7%, during fiscal 1998 due to overall increases of $14.9 million, or 16.3%, in the average outstanding balances of such assets, which were coupled with overall increases of 9 basis points, or 1.1%, in the weighted-average yields earned on such assets. The increase in total interest income during fiscal 1998 was partially offset by an increase in total interest expense, primarily due to increases in the average outstanding balances of deposits and borrowings and to an increase in the weighted-average rate paid on deposits, which were partially offset by a decrease in the weighted-average rate paid on borrowings. Total interest expense on the Corporation's interest-bearing liabilities for fiscal 1998, as compared to fiscal 1997, increased by $935,000, or 21.0%, due to overall increases of $14.1 million, or 16.1%, in the average outstanding balances of such liabilities, which were coupled with overall increases of 21 basis points, or 4.1%, in the weighted-average yields paid on the Corporation's interest-bearing liabilities. The upward movement in the average yields earned on the Corporation's interest-earning assets compared to the average yields paid on the Corporation's interest-bearing liabilities reflected liabilities repricing upward more rapidly than assets. Such changes in yields earned and paid were reflected in the interest rate spread, which had decreased from 2.80% during fiscal 1997 to 2.68% during fiscal year 1998, and the net yield (net interest income as a percentage of average interest-earning assets), which had decreased from 2.99% during fiscal 1997 to 2.89% during fiscal 1998. The major factors contributing to the decreases in the interest rate spread and the net yield year-to-year were the decline in long-term interest rates toward historical lows and the extremely flat yield curve which developed toward the second half of fiscal 1998, which made it more difficult for the Corporation to earn a significant positive spread on new deposit and new borrowing activity.

         Interest income on loans increased by $1.1 million, or 20.4%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The increase in interest income on loans during fiscal 1998 was due to an increase of $11.6 million, or 19.1%, in the average balance of loans outstanding, which was coupled with an increase of 10 basis points, or 1.2%, in the weighted-average rate earned on loans. The increase in the average outstanding balance of loans year-to-year reflected a continuation of loan demand in which loan originations and purchases exceeded loan principal repayments, sales and payoffs. The growth in the loan portfolio was also attributed to management's ongoing strategy to portfolio fixed-rate mortgage loans subject to certain interest rate risk limitations. The increase in the average yield earned on loans was principally the result of management's strategy to hold fixed-rate mortgage loans to the extent practicable, so as to improve interest rate spread and overall net earnings. The greater percentage of outstanding fixed-rate mortgage loans in the loan portfolio during fiscal 1998, the greater volume of originations of multi-family and nonresidential loans, the upward repricing of existing adjustable-rate ("teaser") mortgage loans and strong consumer preferences toward originating fixed-rate mortgages as opposed to lower rate adjustable mortgages in a relatively stable but lower interest rate environment are other contributing factors leading to overall higher loan yields during fiscal 1998, all of which were partially offset by the acceleration of prepayments on higher yielding fixed-rate mortgage loans held in the portfolio during the second half of fiscal 1998.

         Interest income on mortgage-backed securities designated as available for sale and held to maturity increased by $76,000, or 4.3%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The increase in interest income on mortgage-backed securities during fiscal 1998 was the result of a increase in the average outstanding balance of mortgage-backed securities of $1.6 million, or 5.9%, which was partially offset by a decline in the weighted-average rate earned on such assets of 10 basis points, or 1.6%. The increase in the average outstanding balance of mortgage-backed securities reflected the purchases of fixed-rate and floating-rate collateralized mortgage obligations, which were partially offset by principal repayments and sales of securities. As long-term interest rates declined and greater emphasis was placed on originating fixed-rate loans for sale during the second half of fiscal 1998, management elected to shift more funds from other asset categories into the mortgage-backed securities portfolio as loan portfolio growth slowed from the increased refinancing and payoff of higher rate portfolio fixed-rate loans. Such increase in the average balance of mortgage-backed securities outstanding was attributable in part to a strategy adopted by management to sustain continued growth in asset levels by primarily using deposits and repayment cash flows to fund purchases of such assets. From time to time when circumstances dictate and opportunities exist, purchases of mortgage-backed securities are leveraged against advances from the Federal Home Loan Bank to obtain a particular interest rate spread. The increased volume of mortgage-backed securities, which supplemented the growth in the loan portfolio, positively impacted the Corporation's overall interest rate spread and net earnings level as well as achieve better diversification of securities within the portfolio. The decrease in the weighted-average yield earned on mortgage-backed securities year-to-year generally reflected the greater principal repayments on higher yielding securities due to a declining interest rate environment in fiscal 1998 and the downward movement in the U.S. treasury rates which a certain segment of the Corporation's adjustable-rate and floating-rate mortgage-backed securities and collateralized mortgage obligations are tied to in determining interest rate changes. Such decreases in the U.S. treasury indexes were partially offset by an increase in the Eleventh District cost of funds index on which a large part of the Corporation's adjustable-rate and floating-rate securities portfolio are tied to in determining interest rate changes.

         Interest and dividend income on investment securities and other interest-earning assets increased in the aggregate by $125,000, or 61.6%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The increase during fiscal 1998 was primarily due to increases of $275,000, or 22.2%, and $1.4 million, or 75.3%, in the average outstanding balances of investment securities and other interest-earning assets (primarily interest-bearing deposits in other financial institutions), respectively, and to an increase in the weighted-average rate earned on other interest-earning assets of 86 basis points, or 14.2%, all of which were partially offset by a decline of 48 basis points, or 6.5%, in the weighted-average rate earned on investment securities. The increase in the average outstanding balance of investment securities was principally due to the purchase of callable U.S. Government agency obligations and municipal obligations. U.S. Government agency obligations were generally acquired for liquidity purposes as well as to provide the Corporation with attractive, above market interest rates to compensate for the call feature inherent in these securities. Such callable securities were principally viewed by management as "yield enhancers," especially during a flat yield curve environment that predominately existed at the time of many of these purchases, and helped improve the Corporation's overall yield on investment securities from past levels. During the second half of fiscal 1998 as interest rates continued falling toward historical lows, the purchasing of new U.S. Government agency obligations became less attractive as interest rate spreads tightened and call periods shortened. As a result, the Corporation began purchasing tax-free fixed-rate municipal obligations with good call protections and relatively attractive tax-equivalent yields in comparison to other investment alternatives. These municipal securities were primarily designated as available for sale and were utilized to supplement the overall asset yields while loan portfolio growth slowed. The decrease in the weighted-average yield earned on investment securities was the function of a lower interest rate environment year-to-year, as newer securities' purchases were obtained at lower rates than those securities previously purchased. The increase in other interest-earning assets was attributed in part to increased liquidity needs resulting from significant asset growth year-to-year and growth in deposits and borrowings outpacing growth in loans and investments. The increase in the weighted-average rate earned on such assets year-to-year was the direct result of an increase in short-term interest rates by the Federal Reserve in March 1997 and the purchase of high yielding short-term certificate of deposit investments for the portfolio which were primarily acquired in fiscal 1997. These certificate of deposit investments were primarily adjustable in nature and interest rate changes moved in the opposite direction of market interest rates.

         Interest expense on deposits increased by $847,000, or 22.3%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The increase in interest expense on deposits during fiscal 1998 was due to an increase of $12.7 million, or 16.5%, in the average balance of deposits outstanding, which was coupled with an increase of 25 basis points, or 5.1%, in the weighted-average rate paid on deposits. The increase in the average balance of deposits outstanding during the years presented reflected a significant increase in term certificates of deposit (primarily certificates of deposit with original terms to maturity of two years or less) of $13.1 million, or 22.7%, which was partially offset by a decline of $437,000, or 2.3%, in deposit balances subject to daily repricing (passbook, money market deposit and NOW accounts). Such increase in certificates of deposit emanated from depositors' preference for shifting funds from deposits subject to daily repricing to higher yielding term certificates of deposit and from an influx of new deposits due to increased marketing and selling efforts by management and competitive pricing strategies. In addition, during fiscal 1998, management utilized brokered deposits and other out-of-state funds as an alternative source of funds in an effort to continue the growth in certificates of deposit. In many cases, interest rates paid on brokered deposits were actually the same or lower than interest rates paid on local deposits. The increase in the average outstanding balance of deposits was necessary to predominately fund the growth in the loan and mortgage-backed securities portfolios. The increase in the weighted-average rate paid on deposit accounts year-to-year reflected higher market rates of interest. Specifically, the weighted-average rate paid on certificates of deposit increased from 5.68% during fiscal 1997 to 5.86% during fiscal 1998, while the weighted-average rate paid on transaction accounts decreased slightly from 2.70% during fiscal 1997 to 2.64% during fiscal 1998.

         Interest expense on borrowings, consisting primarily of fixed-rate Federal Home Loan Bank advances, special convertible fixed-rate advances and, to a lesser extent, an adjustable-rate loan of the ESOP, increased by $88,000, or 13.2%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The increase in interest expense on borrowings during fiscal 1998 was attributed to an increase of $1.5 million, or 13.3%, in the average outstanding balance of borrowings, which was partially offset by a decline of 1 basis point, or 0.2%, in the weighted-average rate paid on borrowings. Such increase in the average outstanding balance of borrowings year-to-year was the result of management utilizing new borrowings from the Federal Home Loan Bank to assist, in part, in funding the Corporation's lending and investment activities. Advances from the Federal Home Loan Bank were utilized by management as an alternative funding source to deposits in order to provide additional liquidity and sources of funds to the lending function during periods of cash outflows, as well as to pursue its lending and investment programs when the opportunities existed. During fiscal 1998, the weighted-average rate paid on borrowings declined to 6.05%, a reduction of 1 basis point, or 0.2%, from 6.06% during fiscal 1997. This decline in the weighted-average rate paid year-to-year generally reflected management's restructuring efforts of its borrowing mix by lengthening out maturities in a lower interest rate environment that prevailed throughout fiscal 1998. Management accomplished its objectives by taking advantage of special convertible fixed-rate advances offered at attractive rates by the Federal Home Loan Bank and paying off higher rate short-term LIBOR-based advances as well as replacing a maturing five year fixed-rate advance. Such restructuring of its total borrowings allowed Blue Ash the opportunity to reduce its costs of funds on $6.0 million of borrowings by approximately 43 basis points. Reducing the weighted-average rate paid on borrowings through restructuring was partially offset by the maturity of $2.5 million in low fixed-rate advances in fiscal 1997 and the higher costs associated with certain adjustable-rate advances acquired in fiscal 1998 in comparison to those acquired in past years.

         The Corporation's provision for losses on loans increased by $6,000, or 33.3%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The provision for losses on loans was comprised solely of discretionary additions to the general loan loss allowance. As previously discussed, provisions for losses on loans are charged to earnings to bring the total allowance to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by Blue Ash, industry standards, the status of past due principal and interest payments, general economic conditions, particularly as they relate to Blue Ash's lending area, and other factors related to the collectibility of the loan portfolio. The provision for losses on loans during fiscal 1998 was predicated upon the overall loan portfolio growth and management's review of non-performing and nonaccrual loans and anticipated losses on loans for the year.

         As a result of the foregoing changes in interest income, interest expense and provision for losses on loans, net interest income after provision for losses on loans increased during the year ended June 30, 1998 by $329,000, or 12.1%, as compared to the year ended June 30, 1997.

                                  Other Income
                                  ------------

         Total other income increased by $288,000, or 135.8%, from $212,000 during the year ended June 30, 1997 to $500,000 during the year ended June 30, 1998. The primary reasons for this rise in other income during fiscal 1998 were an increase in gain on sale of mortgage loans of $301,000, or 470.3%, an increase in gain on sale of mortgage-backed securities designated as available for sale of $14,000, or 100.0%, an increase in gain on sale of investment securities of $3,000, an increase in service fees, charges and other operating income of $14,000, or 40.0%, and a decrease in loss on sale of real estate acquired through foreclosure of $1,000, all of which were partially offset by a decrease in loan servicing fees of $45,000, or 45.0%.

         The increase in gain on sale of mortgage loans of $301,000, or 470.3%, year-to-year was the result of an increase of $328,000 in gains (including mortgage servicing rights pursuant to SFAS No. 125) on the sale of mortgage loans in the secondary market, which was partially offset by the absence in fiscal 1998 of $27,000 in unrealized market gains on loans identified as held for sale during fiscal 1997. The Corporation recognized gains on the sale of mortgage loans in the secondary market of $365,000 and $37,000 during the years ended June 30, 1998 and 1997, respectively. Such gains were the result of Blue Ash selling its fixed-rate single-family residential mortgage loans to the Federal Home Loan Mortgage Corporation in the secondary market as a means of minimizing interest rate risk as well as generating additional funds for lending and other purposes. Loan sales volume increased dramatically during fiscal 1998, as the demand for fixed-rate single-family residential mortgage loans was stronger within Blue Ash's lending area than during fiscal 1997 due to a lower interest rate environment prevailing during fiscal 1998. As a result, proceeds from the sale of loans in the secondary market increased from $1.9 million during fiscal 1997 to $18.9 million during fiscal 1998, an increase of $17.0 million, or 870.7%, and loans originated for sale in the secondary market increased from $1.7 million during fiscal 1997 to $18.9 million during fiscal 1998, an increase of $17.2 million, or 996.1%. In order to adequately meet the increased demand for lower rate, fixed-rate mortgages and refinancings of higher rate, fixed-rate mortgages and adjustables during fiscal 1998 (primarily the second half of fiscal 1998), management began placing more emphasis on loans originated for sale in the secondary market as opposed to holding loans in the portfolio as it had predominately done over the past two years. Such a change in strategy had the effect of slowing loan portfolio growth and core earnings, while at the same time increasing gains on sale of loans and reducing the Corporation's overall exposure to interest rate risk.

         The increases in gain on sale of mortgage-backed securities of $14,000, or 100.0%, and investment securities of $3,000 during the year ended June 30, 1998 were due to increased sales activity. During fiscal 1998, there were proceeds of $8.9 million from the sale of mortgage-backed securities and $496,000 from the sale of investment securities, while there was only $1.1 million in total sales proceeds from securities during fiscal 1997. Such sales activity in fiscal 1998 was predicated upon the declining interest rate environment that prevailed and better diversifying the mortgage-backed securities portfolio so as to improve the Corporation's overall yield and market performance to varying interest rate environments. The decrease in loan servicing fees of $45,000, or 45.0%, during fiscal 1998 was principally attributed to a decline of approximately $480,000, or 1.1%, in the average outstanding balance of loans sold in the secondary market and to other financial institutions, which was coupled with an increase of $39,000 in expenses for amortization and impairment of originated mortgage servicing rights under SFAS No. 125 due to a greater mortgage servicing rights portfolio during fiscal 1998 and to accelerated prepayments of mortgages associated with a declining interest rate environment. The increase in service fees, charges and other operating income of $14,000, or 40.0%, reflected increased fees generated year-to-year from NOW accounts, construction loan draws, mortgage loan modifications and conversions of adjustable-rate mortgage loans to fixed, which were partially offset by a reduction in fee income received from correspondent lenders for nonconforming loans.

                   General, Administrative and Other Expenses
                   ------------------------------------------

         Total general, administrative and other expense decreased by $251,000, or 10.6%, during the year ended June 30, 1998, as compared to the year ended June 30, 1997. The components of this decrease in total general, administrative and other expense during fiscal 1998 were comprised of a decrease in federal deposit insurance premiums of $414,000, or 88.7%, a decrease in amortization of goodwill of $4,000, or 10.5%, and a decrease in data processing expense of $1,000, or 1.0%, all of which were partially offset by an increase in employee compensation and benefits of $129,000, or 12.9%, an increase in occupancy and equipment expense of $22,000, or 6.2%, an increase in advertising expense of $6,000, or 6.7%, an increase in state franchise tax expense of $4,000, or 4.3%, and an increase in other operating expense of $7,000, or 3.2%.

         The driving factor behind the significant decline in total general, administrative and other expense during fiscal 1998 was the decrease in federal deposit insurance premiums of $414,000, or 88.7%, which was due to the one-time special assessment of $366,000 to recapitalize the SAIF to federally-mandated levels and to reduced deposit insurance premiums of $48,000 following the September 1996 SAIF recapitalization. Excluding the SAIF special assessment, however, total general, administrative and other expense would have only increased from $2.0 million during fiscal 1997 to $2.1 million during fiscal 1998, an increase of $115,000, or 5.8%.

         The increase in employee compensation and benefits of $129,000, or 12.9%, during fiscal 1998, as compared to fiscal 1997, was primarily due to normal merit increases, increases in loan officer salaries due to a restructuring in the method of compensating these employees, increases in employee group health insurance premiums, increases in expenses related to the ESOP due to the payout of benefits to terminated employees, increases in loan officer bonus expense as a result of a greater lending volume, increases in annual bonus expense to employees and officers stemming from a higher earnings level and increases in certain payroll-related taxes such as social security taxes, all of which were partially offset by a decrease in director medical reimbursement expenses and an increase of $87,000, or 82.9%, in deferred loan origination costs in accordance with SFAS No. 91 as a result of an approximate $19.6 million, or 67.6%, increase in total lending volume year-to-year and increased loan personnel costs per loan during fiscal 1998.

         The increase in occupancy and equipment expense of $22,000, or 6.2%, was largely due to increases in office building repair and maintenance, furniture and fixture expenses, telephone expense, postage and expenses associated with ATM processing. The increase in advertising expense of $6,000, or 6.7%, was principally attributable to a continuation of intensified marketing and selling efforts by management, which were directed toward the loan origination function and attracting new deposits. The decrease of $1,000, or 1.0%, in data processing and related fees, which are based on the outstanding number of loan and deposit accounts, reflected the negotiation of lower costs in the renewal of Blue Ash's contract with its third party provider of data processing services during fiscal 1998, which was partially offset by an increased average deposit base as well as growth in lending operations. The increase in state franchise tax expense of $4,000, or 4.3%, was primarily attributed to an enhanced equity capital position year-to-year. The increase in other operating expense of $7,000, or 3.2%, was primarily due to increases in supervisory assessments, directors' and officers' insurance, organizational dues and subscriptions, charitable contributions, NOW accounts, filing fees of public documents, printing expenses of annual report to shareholders, office supplies as a result of an expanded loan and savings operation and legal expenses pertaining to problem loans and adoption of the Corporation's 1997 Stock Option Plan, all of which were partially offset by a reduction in outside consulting services, real estate owned expenses and nonrecurring miscellaneous expenses.

                              Federal Income Taxes
                              --------------------

         The provision for federal income taxes totaled $496,000 for the year ended June 30, 1998, as compared to $201,000 for the year ended June 30, 1997, an increase of $295,000, or 146.8%. The increase in the provision for federal income taxes reflected the higher level of pre-tax earnings for the year ended June 30, 1998, an increase of $868,000, or 153.4%, from $566,000 during the year ended June 30, 1997 to $1.4 million during the year ended June 30, 1998. As previously discussed, the one-time charge to replenish the SAIF had a detrimental impact on net earnings for the year ended June 30, 1997. As a result, the level of federal income tax expense for each of the years ended June 30, 1998 and 1997 generally reflected the level of pre-tax earnings for such years. The Corporation's effective tax rates amounted to 34.6% and 35.5% for the years ended June 30, 1998 and 1997, respectively.

Item 7.   Financial Statements.

                         [GRANT THORNTON LETTERHEAD]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Towne Financial Corporation

We have audited the accompanying consolidated statements of financial condition of Towne Financial Corporation and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years ended June 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Towne Financial Corporation and Subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Cincinnati, Ohio
September 2, 1999 (except for Note O, as to which the date is September 21,
1999)

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    June 30,
                        (In thousands, except share data)

          ASSETS                                                                 1999      1998

Cash and due from banks                                                       $  2,031  $  1,419
Federal funds sold                                                                 200     3,900
Interest-bearing deposits in other financial institutions                           --       319
                                                                              --------  --------

          Cash and cash equivalents                                              2,231     5,638




Certificates of deposit in other financial institutions                            290       469
Investment securities designated as available for sale - at market               8,254       809
Investment securities held to maturity - at amortized cost, approximate
  market value of $599 and $812 at June 30, 1999 and 1998                          599       809
Mortgage-backed securities designated as available for sale - at market         19,322    18,354
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $11,616 and $14,592 at June 30,
  1999 and 1998                                                                 11,650    14,641
Loans held for sale - at lower of cost or market                                    --       882
Loans receivable - net                                                          70,395    71,476
Office premises and equipment - at depreciated cost                              2,156     2,250
Real estate acquired through foreclosure                                           118        --
Federal Home Loan Bank stock - at cost                                             855       797
Accrued interest receivable on loans                                               618       678
Accrued interest receivable on mortgage-backed securities                          165       189
Accrued interest receivable on investments and interest-
  bearing deposits                                                                 122        25
Goodwill - net of accumulated amortization                                         300       333
Prepaid expenses and other assets                                                  692       425
Prepaid federal income taxes                                                        --        15
                                                                              --------  --------

          Total assets                                                        $117,767  $117,790
                                                                              ========  ========


         LIABILITIES AND SHAREHOLDERS' EQUITY                                   1999        1998

Deposits                                                                    $  94,174   $  94,988
Advances from the Federal Home Loan Bank                                       12,674      12,674
Loan of Employee Stock Ownership Plan                                              --          30
Advances by borrowers for taxes and insurance                                     171         300
Accounts payable on mortgage loans serviced for others                            440         492
Accrued interest payable                                                           33          38
Other liabilities                                                                 179         175
Accrued federal income taxes                                                        1        --
Deferred federal income taxes                                                     465         430
                                                                            ---------   ---------

          Total liabilities                                                   108,137     109,127

Commitments                                                                        --          --

Shareholders' equity
  Preferred shares - 250,000 shares of $1.00 par value authorized;
    no shares issued                                                               --          --
  Common shares - 2,250,000 shares of $1.00 par value authorized;
    222,200 and 208,500 shares issued and outstanding at June 30, 1999
    and 1998, respectively                                                        222         209
  Additional paid-in capital                                                    1,884       1,680
  Retained earnings - substantially restricted                                  7,675       6,841
  Less required contributions for shares acquired by
    Employee Stock Ownership Plan (ESOP)                                           --         (30)
  Accumulated other comprehensive income:
    Unrealized losses on securities designated as available for sale - net
      of related tax effects                                                     (151)        (37)
                                                                            ---------   ---------

          Total shareholders' equity                                            9,630       8,663
                                                                            ---------   ---------

          Total liabilities and shareholders' equity                        $ 117,767   $ 117,790
                                                                            =========   =========

The accompanying notes are an integral part of these statements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                               Year ended June 30,
                      (In thousands, except per share data)

                                                                    1999      1998     1997
Interest income
  Loans                                                           $ 5,998   $ 6,301  $ 5,232
  Mortgage-backed securities                                        1,895     1,833    1,757
  Investment securities                                               322       104       91
  Interest-bearing deposits and other                                 273       224      112
                                                                  -------   -------  -------
         Total interest income                                      8,488     8,462    7,192

Interest expense
  Deposits                                                          4,799     4,639    3,792
  Borrowings                                                          739       757      669
                                                                  -------   -------  -------
         Total interest expense                                     5,538     5,396    4,461
                                                                  -------   -------  -------

         Net interest income                                        2,950     3,066    2,731

Provision for losses on loans                                          31        24       18
                                                                  -------   -------  -------
         Net interest income after provision for
           losses on loans                                          2,919     3,042    2,713

Other income (loss)
  Loan servicing fees                                                   6        55      100
  Gain on sale of mortgage loans                                      513       365       64
  Gain (loss) on sale of mortgage-backed securities                    (1)       28       14
  Gain on sale of investment securities                                35         3       --
  Loss on sale of real estate acquired through foreclosure             --        --       (1)
  Service fees, charges and other operating                            58        49       35
                                                                  -------   -------  -------
         Total other income                                           611       500      212

General, administrative and other expense
  Employee compensation and benefits                                1,200     1,131    1,002
  Occupancy and equipment                                             397       375      353
  Data processing                                                      92        98       99
  Federal deposit insurance premiums                                   57        53      467
  Franchise taxes                                                      95        97       93
  Advertising                                                         103        95       89
  Amortization of goodwill                                             33        34       38
  Other operating                                                     222       225      218
                                                                  -------   -------  -------
         Total general, administrative and other expense            2,199     2,108    2,359
                                                                  -------   -------  -------

         Earnings before federal income taxes                       1,331     1,434      566

Federal income taxes
  Current                                                             299       401      163
  Deferred                                                             94        95       38
                                                                  -------   -------  -------
         Total federal income taxes                                   393       496      201
                                                                  -------   -------  -------

         NET EARNINGS                                             $   938   $   938  $   365
                                                                  =======   =======  =======

         EARNINGS PER SHARE
           Basic                                                  $  4.39   $  4.50  $  1.75
                                                                  =======   =======  =======

           Diluted                                                $  4.06   $  4.28  $  1.69
                                                                  =======   =======  =======

The accompanying notes are an integral part of these statements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          For the years ended June 30,
                                 (In thousands)

                                                                                 1999      1998      1997

Net earnings                                                                  $   938   $   938   $   365

Other comprehensive income, net of related tax effects:
  Unrealized gains (losses) on securities designated as available for sale
    Unrealized holding gains (losses) arising on securities during the year       (92)      161        90

    Reclassification adjustment for realized gains included in net earnings,
      net of related tax effects                                                  (22)      (20)       (9)
                                                                              -------   -------   -------

                                                                                 (114)      141        81
                                                                              -------   -------   -------

Comprehensive income                                                          $   824   $ 1,079   $   446
                                                                              =======   =======   =======


The accompanying notes are an integral part of these statements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                For the years ended June 30, 1999, 1998 and 1997
                      (In thousands, except per share data)


                                                                                                     UNREALIZED
                                                                                                          GAINS
                                                                                      REQUIRED      (LOSSES) ON
                                                                                 CONTRIBUTIONS       SECURITIES
                                                           ADDITIONAL               FOR SHARES    DESIGNATED AS
                                                    COMMON    PAID-IN   RETAINED      ACQUIRED        AVAILABLE
                                                    SHARES    CAPITAL   EARNINGS       BY ESOP         FOR SALE         TOTAL

Balance at July 1, 1996                            $   208    $ 1,675    $ 5,622      $   (89)         $  (259)       $ 7,157

Stock options exercised                                  1          5         --           --               --              6
Principal repayments on loan of ESOP                    --         --         --           29               --             29
Net earnings for the year ended June 30, 1997           --         --        365           --               --            365
Unrealized gains on securities designated as
  available for sale - net of related tax effects       --         --         --           --               81             81
                                                   -------    -------    -------      -------          -------        -------

Balance at June 30, 1997                               209      1,680      5,987          (60)            (178)         7,638

Principal repayments on loan of ESOP                    --         --         --           30               --             30
Net earnings for the year ended June 30, 1998           --         --        938           --               --            938
Cash dividends of $.40 per share                        --         --        (84)          --               --            (84)
Unrealized gains on securities designated as
  available for sale - net of related tax effects       --         --         --           --              141            141
                                                   -------    -------    -------      -------          -------        -------

Balance at June 30, 1998                               209      1,680      6,841          (30)             (37)         8,663

Stock options exercised                                 13        204         --           --               --            217
Principal repayments on loan of ESOP                    --         --         --           30               --             30
Net earnings for the year ended June 30, 1999           --         --        938           --               --            938
Cash dividends of $.48 per share                        --         --       (104)          --               --           (104)
Unrealized losses on securities designated as
  available for sale - net of related tax effects       --         --         --           --             (114)          (114)
                                                   -------    -------    -------      -------          -------        -------

Balance at June 30, 1999                           $   222    $ 1,884    $ 7,675      $    --          $  (151)       $ 9,630
                                                   =======    =======    =======      =======          =======        =======


The accompanying notes are an integral part of these statements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Year ended June 30,
                                 (In thousands)

                                                                   1999        1998       1997
Cash flows provided by (used in) operating activities:
Net earnings for the year                                      $    938   $    938   $    365
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
  Amortization of premiums and accretion of discounts
    on investment securities, net                                     1         --         --
  Amortization of premiums and accretion of discounts
    on mortgage-backed securities, net                               73          7         11
  Gain on sale of investment securities                             (35)        (3)        --
  Loss (gain) on sale of mortgage-backed securities                   1        (28)       (14)
  Provision for losses on loans                                      31         24         18
  Gain on sale of mortgage loans                                   (184)      (136)       (44)
  Accretion of discounts on loans                                    (5)        (2)        --
  Amortization of deferred loan origination fees                    (52)       (39)       (42)
  Loans originated for sale in the secondary market             (25,519)   (18,897)    (1,724)
  Proceeds from sale of loans in the secondary market            26,533     18,918      1,949
  Depreciation and amortization                                     164        159        153
  Loss on sale of real estate acquired through foreclosure           --         --          1
  Federal Home Loan Bank stock dividends                            (58)       (55)       (50)
  Amortization of goodwill                                           33         34         38
  Increases (decreases) in cash due to changes in:
    Accrued interest receivable on loans                             60       (116)       (19)
    Accrued interest receivable on mortgage-backed securities        24        (23)         9
    Accrued interest receivable on investments and
      interest-bearing deposits                                     (97)         6        (11)
    Prepaid expenses and other assets                              (267)      (199)        18
    Accrued interest payable                                         (5)        10         (8)
    Other liabilities                                                 4         37         (1)
    Federal income taxes
      Current                                                        16        (24)        28
      Deferred                                                       94         95         38
                                                               --------   --------   --------
       Net cash provided by operating activities                  1,750        706        715
                                                               --------   --------   --------

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                               Year ended June 30,
                                 (In thousands)

                                                                          1999       1998       1997
Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities designated as
    available for sale                                                $  4,120   $    496   $     --
  Proceeds from maturities of investment securities held to maturity        --        250        410
  Proceeds from called investment securities held to maturity              285      1,850        400
  Purchase of investment securities designated as available for sale   (11,631)    (1,299)        --
  Purchase of investment securities held to maturity                       (75)    (1,510)      (909)
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                1,993      8,884      1,148
  Proceeds from called mortgage-backed securities held to maturity          --        500         --
  Purchase of mortgage-backed securities designated as available
    for sale                                                            (5,507)   (12,674)    (1,672)
  Purchase of mortgage-backed securities held to maturity               (2,187)    (4,926)      (349)
  Principal repayments on mortgage-backed securities designated as:
    Available for sale                                                   2,472        959      1,081
    Held to maturity                                                     5,105      1,225        815
  Loan disbursements                                                   (27,066)   (28,908)   (26,835)
  Purchase of loans                                                       (793)      (671)      (258)
  Loan principal repayments                                             28,882     24,170     15,189
  Purchase of office premises and equipment                                (70)       (74)       (80)
  Proceeds from sale of real estate acquired through foreclosure            33         --         --
  Capital expenditures on real estate acquired through foreclosure         (15)        --         --
  (Increase) decrease in certificates of deposit in other financial
    institutions - net                                                     179         (3)      (368)
                                                                      --------   --------   --------
         Net cash used in investing activities                          (4,275)   (11,731)   (11,428)

Cash flows provided by (used in) financing activities:
  Issuance of and credits to deposit accounts                           83,027     88,782     83,717
  Withdrawals from deposit accounts                                    (83,841)   (75,588)   (77,541)
  Proceeds from Federal Home Loan Bank advances                             --     10,000      3,776
  Repayments of Federal Home Loan Bank advances                             --     (9,326)      (200)
  Advances by borrowers for taxes and insurance                           (129)        40         31
  Accounts payable on mortgage loans serviced for others                   (52)       124         28
  Proceeds from the exercise of stock options                              217         --          6
  Dividends paid on common shares                                         (104)       (84)        --
                                                                      --------   --------   --------
         Net cash provided by (used in) financing activities              (882)    13,948      9,817
                                                                      --------   --------   --------

Net increase (decrease) in cash and cash equivalents                    (3,407)     2,923       (896)

Cash and cash equivalents at beginning of year                           5,638      2,715      3,611
                                                                      --------   --------   --------

Cash and cash equivalents at end of year                              $  2,231   $  5,638   $  2,715
                                                                      ========   ========   ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                               Year ended June 30,
                                 (In thousands)

                                                                                    1999            1998           1997
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                                         $   283         $   425        $   135
                                                                                  ======          ======         ======

    Interest on deposits and borrowings                                          $ 5,543         $ 5,386        $ 4,469
                                                                                  ======          ======         ======

Supplemental disclosure of noncash investing activities:
  Foreclosed mortgage loans transferred to real estate acquired
    through foreclosure                                                          $   154         $     -        $   108
                                                                                  ======          ======         ======

  Loans disbursed to finance the sale of real estate acquired
    through foreclosure                                                          $    18         $     -        $   107
                                                                                  ======          ======         ======

  Transfers of loans from held for sale to held for investment
    classification                                                               $   873         $     -        $ 1,755
                                                                                  ======          ======         ======

  Transfers of loans held for investment to held for sale
    classification                                                               $   814         $   766        $    59
                                                                                  ======          ======         ======

  Recognition of mortgage servicing rights in accordance
    with Statement of Financial Accounting Standards No. 125                     $   329         $   229        $    20
                                                                                  ======          ======         ======

  Transfer of allowance for loan losses from a general to a
    specific allocation                                                          $    35         $     -        $     -
                                                                                  ======          ======         ======

  Loan charge-offs                                                               $    17         $     4        $     5
                                                                                  ======          ======         ======

  Unrealized gains (losses) on securities designated
    as available for sale - net of related tax effects                           $  (114)        $   141        $    81
                                                                                  ======          ======         ======


The accompanying notes are an integral part of these statements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES

    Towne Financial Corporation ("Towne Financial", or the "Corporation") conducts a general banking business in southwestern Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Corporation's profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Corporation can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

    The financial information presented herein has been prepared in accordance with generally accepted accounting principles ("GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

    The following is a summary of the Corporation's significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements.

    1.  PRINCIPLES OF CONSOLIDATION

    Towne Financial is a unitary savings and loan holding company. Since the date of incorporation, Towne Financial's activities have been limited primarily to holding the common stock of its subsidiary, The Blue Ash Building and Loan Company ("Blue Ash", or the "Company").

    The consolidated financial statements include the accounts of the Corporation and the Company. Condensed financial statements of the Corporation as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997 are presented in Note M. Future references are made to either the Corporation or the Company as the context requires. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

               TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    2.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The Corporation accounts for investment securities and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the classification of certain debt and equity securities as held to maturity, trading or available for sale. SFAS No. 115 also addresses the accounting and reporting for investments in equity securities that have readily determinable fair values (market value) and for all investments in debt securities. Such investments are classified in three categories and accounted for as follows: (i) debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; (ii) debt and equity securities that are held for current resale are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings, and (iii) debt securities not classified as either securities held to maturity or trading securities and equity securities not classified as trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. Under SFAS No. 115, securities that could be sold in the future because of changes in interest rates or other factors are not classified as held to maturity. As required by SFAS No. 115, management determines the appropriate classification of investment securities and mortgage-backed securities at the time of purchase.

    The Corporation's investment securities are classified as either held to maturity or available for sale. Investment securities which are classified as held to maturity are recorded at cost, with any premium or discount amortized or accreted to maturity of the security. It is management's positive intent to hold such securities until maturity, and the Corporation has the ability to hold the securities until maturity. Investment securities which are classified as available for sale are stated at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized. This classification includes securities that may be sold in response to changes in interest rates, the securities prepayment risk, liquidity needs, the availability of and the yield on alternative investments and funding sources. The Corporation's investment securities are comprised of U.S. Government agency obligations, municipal obligations and corporate equity securities at June 30, 1999 and 1998. Amortization and accretion of premiums and discounts on investment securities are recorded using the interest method. Gains and losses on the sale of securities are recognized using the specific identification method.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    2.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

    The Corporation classifies its mortgage-backed securities into two classifications depending on certain underlying characteristics of the securities. Mortgage-backed securities classified as held to maturity are stated at the unpaid principal amount outstanding (cost), adjusted for unamortized premiums and unaccreted discounts. Premiums and discounts are amortized and accreted into operations using the interest method over the estimated average life of the underlying loans collateralizing the securities. The mortgage-backed securities classified as held to maturity are carried at cost, as it is management's intent, and the Corporation has the ability to hold the securities until maturity. In considering the Corporation's ability to hold securities, collateralized mortgage obligations are reviewed for possible regulatory mandated divestiture under existing banking regulations. Mortgage-backed securities classified as available for sale are stated at fair value, with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized. Mortgage-backed securities classified as available for sale are those that management intends to sell or that would be sold for liquidity purposes, changes in interest rates, prepayment risk and asset/liability management reasons, even if there is not a present intention of such a sale. At June 30, 1999 and 1998, the Corporation's shareholders' equity reflected unrealized losses on securities designated as available for sale, net of applicable tax effects, of $151,000 and $37,000, respectively. Realized gains and losses on the sale of mortgage-backed securities are recognized using the specific identification method.

    Trading account securities are held for resale in anticipation of short-term market movements and are carried at fair value, with unrealized holding gains and losses reflected in earnings. There were no investment securities and mortgage-backed securities designated as trading securities at June 30, 1999 and 1998.

    3.  MORTGAGE BANKING ACTIVITIES

    The Company conducts mortgage banking operations via the sale of certain loans or participating interests in loans in order to generate servicing income and to provide additional funds for lending. Loans held for sale are identified at the point of origination and are carried at the lower of cost or market, determined in the aggregate. Market is determined on the basis of rates quoted in the secondary mortgage market. Net unrealized losses are recognized through a valuation allowance by charges against income. In computing cost, deferred loan origination costs (fees) are added to (deducted from) the principal balances of the related loans. Gains and losses on the sale of loans are based on the carrying amount of the loans sold under the specific identification method. At June 30, 1999, there were no loans identified as held for sale. At June 30, 1998, loans held for sale were carried at cost.

    During fiscal 1999 and 1997, the Company transferred approximately $873,000 and $1.8 million, respectively, in fixed-rate loans from a held for sale to a held for investment classification to better serve its objectives of sustaining loan portfolio growth and improving its overall yield on loans. These loans were valued at the lower of cost or market, determined in the aggregate, at the dates of transfer.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    3.  MORTGAGE BANKING ACTIVITIES (continued)

    The Company retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. These rates can differ from the loan's contractual interest rate resulting in a "yield differential". In addition to previously deferred loan origination fees and cash gains, gains on sale of loans can represent the present value of the future yield differential less a normal servicing fee, capitalized over the estimated life of the loans sold. Normal servicing fees are determined by reference to the stipulated minimum servicing fee set forth by the government agencies to which the loans are sold. Such servicing fees are representative of the Company's normal servicing costs. The resulting capitalized excess servicing fee is amortized to operations over the life of the loans using the interest method. If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower, then the related adjustments are made prospectively.

    The Company accounts for mortgage servicing rights in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained allocates some of the cost of the loans to the mortgage servicing rights. SFAS No. 125 eliminates the accounting distinction between servicing rights acquired through purchase transactions and those acquired through loan originations. Pursuant to the provisions of SFAS No. 125, the relative fair value of mortgage servicing rights (normal servicing fee income less applicable servicing costs) is allocated to the cost of loans sold for purposes of determining gain or loss. SFAS No. 125 also requires that an institution allocate the cost of purchasing or originating the mortgage loans between the mortgage servicing rights and the loans when mortgage loans are securitized, if it is practicable to estimate the fair value of mortgage servicing rights. Additionally, SFAS No. 125 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. In determining fair value, and the amount of impairment, if any, an institution would stratify mortgage servicing rights based on the predominant risk characteristics of the underlying loans serviced, such as loan type, loan size and note rate.

    During the years ended June 30, 1999, 1998 and 1997, approximately $329,000, $229,000 and $20,000 of mortgage servicing rights were capitalized in connection with SFAS No. 125. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income over the estimated life of the servicing portfolio. Amortization expense totaled $96,000, $36,000 and $8,000 for the years ended June 30, 1999, 1998 and
    1997, respectively. The estimated fair value of capitalized mortgage servicing rights was approximately $481,000 and $274,000 at June 30, 1999 and 1998.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    3.  MORTGAGE BANKING ACTIVITIES (continued)

    The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 125, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net present value to an acquirer of the acquired servicing.

    The carrying amount of the mortgage servicing rights is measured for impairment each quarter. If the carrying value of an individual pool exceeds its fair value, a valuation allowance is established. At June 30, 1999 and 1998, there was a total valuation allowance established for impairment of $40,000 and $14,000, respectively.

    4.  LOANS RECEIVABLE

    Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees and costs, the allowance for losses on loans and discounts arising from the reclassification of loans from held for sale to held for investment. Discounts on loans are accreted to operations using the interest method over the average life of the underlying loans.

    Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    5.  LOAN ORIGINATION AND COMMITMENT FEES

    The Company accounts for loan origination fees in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the interest method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Company's experience with similar commitments, are deferred and amortized over the life of the related loan using the interest method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

    6.  ALLOWANCE FOR LOSSES ON LOANS

    It is the Company's policy to provide valuation allowances for estimated losses on loans based on past loss experience, changes in the composition of the loan portfolio, current trends in the level of delinquent and specific problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in its primary lending areas. When the collection of a loan becomes doubtful, or otherwise troubled, the Company records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value, although collection efforts continue and future recoveries may occur. In providing valuation allowances, costs of holding real estate, including the cost of capital, are considered. Major loans, including development projects, and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

    The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 amends SFAS Nos. 5 and 15 to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal on all loans when assessing the need for loan loss reserves. In October 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. SFAS No. 114, as amended by SFAS No. 118 as to certain income recognition provisions and financial statement disclosure requirements, is applicable to all creditors and to all loans that are individually and specifically evaluated for impairment, uncollateralized as well as collateralized, except those loans that are accounted for at fair value or at the lower of cost or fair value. SFAS No. 114 requires that the expected loss of interest income on nonperforming loans be taken into account when calculating loan loss reserves and that specified impaired loans be measured based

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    6.  ALLOWANCE FOR LOSSES ON LOANS (continued)

    upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. SFAS No. 114 does not apply to large groups of small balance, homogeneous loans that are collectively evaluated for impairment, leases or debt securities as defined under SFAS No. 115. A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Company considers its investment in one-to-four family and multi-family residential loans, home equity lines of credit loans and passbook loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Company's investment in nonresidential loans, and its evaluation of any impairment thereon, such loans are collateral dependent and as a result are carried as a practical expedient at the lower of cost or fair value. Collateral dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time. SFAS No. 114 also requires an institution to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of restructuring.

    The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan losses expense.

    For impairment recognized in accordance with SFAS No. 114, as amended, the entire change in present value of expected cash flows is reported as provision for loan losses expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest on impaired loans is reported on the cash basis. Impaired loans are loans that are considered to be permanently impaired in relation to principal or interest based on the original contract. Impaired loans are charged off in the same manner as all loans subject to charge off. At June 30, 1999 and 1998, the Company did not have any loans that would be defined under SFAS No. 114 as impaired.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    7.  OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment are carried at cost less accumulated depreciation and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred.

    For financial reporting, depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations, principally on the straight-line and accelerated methods over the useful lives of the assets, estimated to be thirty to forty years for buildings, ten to fifteen years for building improvements, fifteen to twenty years for land improvements and five to ten years for furniture, fixtures and equipment. An accelerated depreciation method is used for tax reporting purposes.

    8.  REAL ESTATE ACQUIRED THROUGH FORECLOSURE

    Real estate properties acquired through loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. An increase in the loan valuation allowance is recorded for any write down in the loan's carrying value to fair value at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate acquired through foreclosure is carried at the lower of cost or fair value. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value after foreclosure, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. The specific identification method is used to determine gain or loss on the sale of real estate acquired through foreclosure. There was no real estate acquired through foreclosure at June 30, 1998.

    9.  AMORTIZATION OF GOODWILL

    Goodwill arising from an acquisition is being amortized to operations using the straight-line method over a fifteen year period.

    At June 30, 1999, goodwill consisted of the following:

                                  ORIGINAL             UNAMORTIZED
                                  BALANCE                BALANCE
                                          (In thousands)

    Goodwill                       $504                   $300
                                    ===                    ===

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    9.  AMORTIZATION OF GOODWILL (continued)

    The approximate scheduled amortization with respect to goodwill is as follows:

                                                               FUTURE
    FISCAL YEAR ENDING JUNE 30,                             AMORTIZATION
                                                           (In thousands)

              2000                                             $  34
              2001                                                34
              2002                                                34
              2003                                                34
              2004                                                34
              2005 and years thereafter                          130
                                                                ----

                                                               $ 300
                                                                ====


    Management periodically evaluates the carrying value of goodwill in relation to the continuing earnings capacity of the acquired assets and assumed liabilities.

    The Company accounts for the possible impairment of long-lived assets and long-lived assets to be disposed of in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 provides guidance on when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles and how to value long-lived assets to be disposed of. At June 30, 1999, management had not identified any long-lived assets and long-lived assets to be disposed of as impaired.

    10.  FEDERAL INCOME TAXES

    The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 established financial accounting and reporting standards for the effects of income taxes that result from the Corporation's activities within the current and previous years. Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current year earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimates of taxes payable on future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    10.  FEDERAL INCOME TAXES (continued)

    The Corporation's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, book and tax bad debt deductions, the general loan loss allowance, capitalized mortgage servicing rights, deferred compensation and gains on the sale of mortgage loans utilizing the net yield method. Additionally, a temporary difference is also recognized for depreciation expense utilizing accelerated methods for federal income tax purposes.

    The Corporation and the Company file a consolidated federal income tax return. There is a tax allocation agreement in effect between the Corporation and the Company.

    11.  EMPLOYEE BENEFITS AND RETIREMENT PLAN

    Coincident with conversion to the stock form of organization, Towne Financial established an Employee Stock Ownership Plan ("ESOP") which provides retirement benefits for substantially all employees who have completed six months of service and have attained the age of 21. The Corporation recognized expense totaling $25,000, $50,000 and $28,000 related to the ESOP for the years ended June 30, 1999, 1998 and 1997, respectively.

    The Company provides incentive compensation through a discretionary bonus plan to substantially all employees. Bonus compensation is determined annually solely at the discretion of the Board of Directors. The provision for bonus compensation under this plan totaled approximately $163,000, $167,000 and $109,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

    In addition to providing employees with access to a discretionary bonus plan, the Company provides a medical reimbursement plan to all outside directors. The Company's obligation under the medical reimbursement plan is for the payment or reimbursement of qualifying medical care expenses incurred in any plan year by a director up to a maximum amount of $4,000 each per year. Qualifying medical care expenses are defined under the plan as those expenses not covered by the director's primary health plan. Expense under the medical reimbursement plan totaled approximately $10,000, $4,000 and $5,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    12.  STOCK OPTION AND INCENTIVE PLANS

    The Corporation has a Stock Option and Incentive Plan (the "Plan"), which was adopted and approved in fiscal 1993, that provides for the issuance of 20,000 shares of authorized, but unissued shares of common stock to management and the Board, at an option price of not less than the fair market value of such shares at the date of grant of each option. The Board of Directors granted all of the available options under the Plan within four months upon completion of the Company's conversion to the stock form of organization at an exercise price of $11.50 per share. Each option granted under the Plan is exercisable within a ten year period according to a prescribed schedule. No option is exercisable after the expiration of ten years from the date it is granted. During fiscal 1994, options for 2,500 shares were surrendered, while options for 2,500 shares were reissued at an exercise price of $12.00 per share. Options for 500 shares were exercised in each of the three years ended June 30, 1997, 1996 and 1995. During fiscal 1999, there were options for 10,000 shares exercised and options for 1,000 shares surrendered, leaving 7,500 unexercised shares outstanding under the Plan at June 30, 1999.

    During fiscal 1998, the Board of Directors of the Corporation approved and adopted the Towne Financial Corporation 1997 Stock Option Plan (the "1997 Plan") which was approved by a majority of the shareholders of the Corporation. The objective of the 1997 Plan was to enable the Corporation to compete successfully in attracting, retaining and providing incentives to the directors, officers and key employees of the Corporation and its subsidiary, thereby encouraging them to acquire a proprietary and vested interest in the growth and performance of the Corporation, and, in general, to generate an increased incentive to contribute to the Corporation's future success and prosperity, thus enhancing the value of the Corporation for the benefit of the shareholders. Pursuant to the 1997 Plan, a maximum of 20,000 shares of common stock was reserved for issuance by the Corporation upon the granting of options to certain directors, officers and key employees of the Corporation or its subsidiary from time to time under the 1997 Plan. Any shares of common stock issued under the 1997 Plan were authorized but unissued shares or issued shares which had been reacquired by the Corporation. During fiscal 1998, within six months from the adoption of the 1997 Plan, all 20,000 shares of authorized, but unissued shares of common stock under the 1997 Plan were granted to directors, officers and certain key employees at an exercise price as determined by the Board of Directors of $27.50, representing the fair market value of the common shares of the Corporation at the date of grant. The options granted are exercisable (i) as to not more than 20% of the total number of shares which may be purchased under the options, during the first year after the grant of the options;
    (ii) as to not more than 40% during the first two years of the grant of the options; (iii) as to not more than 60% during the first three years after the grant of the options; (iv) as to not more than 80% during the first four years after the grant of the options; and (v) the total number of shares not previously exercised during the remaining term of the options. The right of cumulation does exist in that, to the extent not previously exercised or terminated, option installments can accumulate and be exercisable, in whole or in part, in any subsequent period, but no installment of the options will be exercisable later than ten years from the date the options are granted. During fiscal 1999, options for 3,700 shares of the Corporation's common stock were exercised, leaving 16,300 unexercised shares outstanding under the 1997 Plan at June 30, 1999.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    13.  EARNINGS PER SHARE AND DIVIDENDS PER SHARE

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which requires institutions to present basic earnings per share and, if applicable, diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128, which superseded Accounting Principles Board ("APB") Opinion No. 15, was effective for interim and annual periods ending after December 15, 1997, and prior period earnings per share disclosures presented for comparative purposes (including those in interim financial statements, summaries of earnings and selected financial data) were required to be restated. Effective during the year ended June 30, 1998, the Corporation began presenting earnings per share pursuant to the provisions of SFAS No. 128. In accordance with the Statement, the fiscal 1997 earnings per share presentation had been revised to conform to SFAS No. 128 in fiscal 1998.

    In accordance with the provisions of SFAS No. 128, basic earnings per share was computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during each of the years presented. Basic earnings per share for each of the three years ended June 30, 1999, 1998 and 1997 has been computed based on 213,473, 208,500 and 208,232 weighted-average shares of common stock outstanding, respectively. Unlike the primary earnings per share calculation of APB Opinion No. 15, the denominator of basic earnings per share does not include dilutive common stock equivalents, such as convertible securities, warrants, or stock options. As a result, exercisable options, attendant to Towne Financial's Stock Option and Incentive Plans, were not considered in the computation of basic earnings per share.

    Diluted earnings per share, which replaced fully-diluted earnings per share under APB Opinion No. 15, takes into consideration common shares outstanding (as computed under basic earnings per share) and dilutive potential common shares. As a result, diluted earnings per share was computed assuming exercise of all Towne Financial's outstanding stock options. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 231,176, 219,218 and 216,189 for each of the three years ended June 30, 1999, 1998 and 1997, respectively. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 17,703, 10,718 and 7,957 for the years ended June 30, 1999, 1998 and 1997, respectively.

    During fiscal 1999, there were a total of four quarterly cash dividends of $.12 per share declared and paid on the Corporation's outstanding common shares totaling $104,000. During fiscal 1998, there were a total of four quarterly cash dividends of $.10 per share declared and paid on the Corporation's outstanding common shares totaling $84,000.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    14.  CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks, federal funds sold and interest-bearing deposits due from other financial institutions with original maturities of less than ninety days.

    15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments, both assets and liabilities whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

    The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Because of the judgment and subjective considerations required in determining appropriate and reasonable assumptions, the derived fair value estimates cannot be substantiated by comparison to independent markets. Further, the amounts which could be realized in immediate settlement of the instrument could vary significantly from the fair value estimate depending upon bulk versus individual settlements or sales as well as other factors. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate net fair value amounts presented do not represent the underlying value of the Corporation.

    The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 1999 and 1998:

            CASH AND CASH EQUIVALENTS: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value due to the frequency of repricing of these items.

            CERTIFICATES OF DEPOSIT IN OTHER FINANCIAL INSTITUTIONS: The carrying amounts presented in the consolidated statements of financial condition for certificates of deposit in other financial institutions are deemed to approximate fair value.

            INVESTMENT SECURITIES DESIGNATED AS AVAILABLE FOR SALE, INVESTMENT SECURITIES HELD TO MATURITY, MORTGAGE-BACKED SECURITIES DESIGNATED AS AVAILABLE FOR SALE AND MORTGAGE-BACKED SECURITIES HELD TO
            MATURITY: For investments and mortgage-backed securities, fair value is deemed to equal the quoted market price or dealer quote.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

            LOANS HELD FOR SALE: For loans designated as held for sale, fair value is determined on the basis of rates quoted in the secondary mortgage market.

            LOANS RECEIVABLE: The loan portfolio has been segregated into categories with similar characteristics, such as one-to-four family residential, home equity lines of credit, multi-family residential, nonresidential real estate and land. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

            FEDERAL HOME LOAN BANK STOCK: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value since a quoted market price is not available on Federal Home Loan Bank stock.

            DEPOSITS: The fair value of NOW accounts, passbook and club accounts and money market deposits is deemed to approximate the amount payable on demand at June 30, 1999 and 1998. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

            ADVANCES FROM THE FEDERAL HOME LOAN BANK: The fair value of Federal Home Loan Bank advances has been estimated using discounted cash flow analysis, based on the interest rates currently offered for advances of similar remaining maturities or, when available, quoted market prices.

            LOAN OF EMPLOYEE STOCK OWNERSHIP PLAN (ESOP): The fair value of the ESOP loan is deemed to approximate the historical carrying value due to the daily repricing of the loan's interest rate.

            ESCROW DEPOSITS AND AMOUNTS DUE ON LOANS SERVICED FOR OTHERS: The carrying value of advances by borrowers and amounts due on loans serviced for others is deemed to approximate fair value.

            COMMITMENTS TO EXTEND CREDIT: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

    Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments are as follows at June 30:

                                                                   1999                1998
                                                           CARRYING      FAIR  CARRYING      FAIR
                                                              VALUE     VALUE     VALUE     VALUE
                                                                       (In thousands)
Financial assets:
  Cash and cash equivalents                                $  2,231  $  2,231  $  5,638  $  5,638
  Certificates of deposit in other financial institutions       290       290       469       469
  Investment securities designated as available
    for sale                                                  8,254     8,254       809       809
  Investment securities held to maturity                        599       599       809       812
  Mortgage-backed securities designated as available
    for sale                                                 19,322    19,322    18,354    18,354
  Mortgage-backed securities held to maturity                11,650    11,616    14,641    14,592
  Loans held for sale                                            --        --       882       888
  Loans receivable - net                                     70,395    71,600    71,476    73,723
  Federal Home Loan Bank stock                                  855       855       797       797
                                                           --------  --------  --------  --------

                                                           $113,596  $114,767  $113,875  $116,082
                                                           ========  ========  ========  ========

Financial liabilities:
  Deposits                                                 $ 94,174  $ 93,936  $ 94,988  $ 95,263
  Advances from the Federal Home Loan Bank                   12,674    12,704    12,674    12,550
  Loan of Employee Stock Ownership Plan                          --        --        30        30
  Advances by borrowers and amounts due on loans
    serviced for others                                         611       611       792       792
                                                           --------  --------  --------  --------

                                                           $107,459  $107,251  $108,484  $108,635
                                                           ========  ========  ========  ========

Off-balance sheet commitments:
  Commitments to extend credit (notional
    amount of $2,991 and $2,715 at
    June 30, 1999 and 1998)                                $     --  $  2,997  $     --  $  2,757
                                                           ========  ========  ========  ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

    16.  COMPREHENSIVE INCOME

    The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," as of July 1, 1998. The Statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income - revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investment securities. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (i) classify items of comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the Statement, prior period financial statements presented for comparative purposes were restated to conform with SFAS No. 130.

    17.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the June 30, 1999 consolidated financial statement presentation.


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The amortized cost and estimated fair values of investment securities at June 30, including those designated as available for sale, are summarized as follows:

                                                     1999                    1998
                                                        ESTIMATED                ESTIMATED
                                           AMORTIZED         FAIR   AMORTIZED         FAIR
                                                COST        VALUE        COST        VALUE
                                                             (In thousands)
INVESTMENT SECURITIES AVAILABLE FOR SALE:
  U. S. Government agency obligations         $  247       $  251      $  247       $  249
  Municipal obligations                        8,104        8,002         559          559
  Corporate equity securities                     --            1          --            1
                                              ------       ------      ------       ------

                                              $8,351       $8,254      $  806       $  809
                                              ======       ======      ======       ======

INVESTMENT SECURITIES HELD TO MATURITY:
  U.S. Government agency obligations          $  599       $  599      $  809       $  812
                                              ======       ======      ======       ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

    At June 30, 1999, the Corporation's estimated fair value of investment securities designated as available for sale was $97,000 below the amortized cost, consisting of gross unrealized gains of $5,000 and gross unrealized losses of $102,000. The estimated fair value of the Corporation's investment securities held to maturity was equal to the cost carrying value, consisting of gross unrealized gains of $2,000 and gross unrealized losses of $2,000. At June 30, 1998, the estimated fair value appreciation of the Corporation's investment securities designated as available for sale in excess of amortized cost totaled $3,000, which was comprised solely of gross unrealized gains. The estimated fair value appreciation of the Corporation's investment securities held to maturity in excess of cost totaled $3,000, which was comprised of gross unrealized gains of $5,000 and gross unrealized losses of $2,000.

    The amortized cost and estimated fair values of U.S. Government agency obligations and municipal obligations, including those designated as available for sale, at June 30, 1999, by term to maturity, are shown below. Expected maturities on certain U.S. Government agency obligations and municipal bonds may differ from contractual maturities because the issuer may have the right to call the obligations without prepayment penalties.


                                                                    ESTIMATED
                                                 AMORTIZED               FAIR
                                                      COST              VALUE
                                                         (In thousands)
INVESTMENT SECURITIES AVAILABLE FOR SALE:
  Due after five years through ten years           $   247            $   251
  Due after ten years through twenty years             986                978
  Due after twenty years                             7,118              7,024
                                                    ------             ------

                                                   $ 8,351            $ 8,253
                                                    ======             ======

INVESTMENT SECURITIES HELD TO MATURITY:
  Due after five years through ten years           $   199            $   201
  Due after ten years through twenty years             400                398
                                                    ------             ------

                                                   $   599            $   599
                                                    ======             ======


    Proceeds from the sale of investment securities designated as available for sale during the years ended June 30, 1999 and 1998 totaled $4.1 million and $496,000, respectively, resulting solely in gross realized gains of $35,000 and $3,000, respectively, on such sales.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

        The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 1999 and 1998 (including those designated as available for sale), are shown below.


                                                                                           1999
                                                                                 GROSS            GROSS     ESTIMATED
                                                                AMORTIZED   UNREALIZED       UNREALIZED          FAIR
                                                                     COST        GAINS           LOSSES         VALUE
                                                                                     (In thousands)
    MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
      Federal Home Loan Mortgage Corporation
        Participation certificates                              $   1,371       $    1          $   (26)     $  1,346
        Collateralized mortgage obligations                         7,603            7              (47)        7,563
      Federal National Mortgage Association
        Participation certificates                                  2,392            -              (27)        2,365
        Collateralized mortgage obligations                         6,245            1              (37)        6,209
      Government National Mortgage Association
        Participation certificates                                    705            -               (3)          702
      Citicorp Mortgage Securities, Inc.
        Collateralized mortgage obligations                           370            -               (1)          369
      Norwest Asset Securities Corporation
        Collateralized mortgage obligations                           768            -               -            768
                                                                 --------        -----           ------        ------


                                                                $  19,454       $    9          $  (141)      $19,322
                                                                 ========        =====            =====        ======

    MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
      Federal Home Loan Mortgage Corporation
        Participation certificates                              $     604       $    -          $    (5)      $   599
        Collateralized mortgage obligations                         4,944            4               (9)        4,939
      Federal National Mortgage Association
        Participation certificates                                    572            3               (5)          570
        Collateralized mortgage obligations                         4,068            -              (10)        4,058
      Government National Mortgage Association
        Participation certificates                                    539            -               (1)          538
      Small Business Administration
        Participation certificates                                    610            -              (11)          599
      Residential Funding Corporation
        Collateralized mortgage obligations                           189            -               -            189
      Salomon Brothers, Inc.
        Collateralized mortgage obligations                            11            -               -             11
      Guardian Savings and Loan Association
        Collateralized mortgage obligations                           113            -               -            113
                                                                 --------        -----           ------        ------

                                                                $  11,650       $    7          $   (41)      $11,616
                                                                 ========        =====           ======        ======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)


                                                                       1998
                                                                 GROSS        GROSS    ESTIMATED
                                                AMORTIZED   UNREALIZED   UNREALIZED         FAIR
                                                     COST        GAINS       LOSSES        VALUE
                                                                   (In thousands)
MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
  Federal Home Loan Mortgage Corporation
    Participation certificates                   $  1,649     $      5     $    (21)    $  1,633
    Collateralized mortgage obligations             8,894           10          (22)       8,882
  Federal National Mortgage Association
    Participation certificates                      1,936           --          (14)       1,922
    Collateralized mortgage obligations             5,934            3          (20)       5,917
                                                 --------     --------     --------     --------

                                                 $ 18,413     $     18     $    (77)    $ 18,354
                                                 ========     ========     ========     ========

MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
  Federal Home Loan Mortgage Corporation
    Participation certificates                   $    932     $     --     $     (9)    $    923
    Collateralized mortgage obligations             5,633           31          (14)       5,650
  Federal National Mortgage Association
    Participation certificates                        706            3           (3)         706
    Collateralized mortgage obligations             5,987            1          (46)       5,942
  Small Business Administration
    Participation certificates                        867           --          (11)         856
  Residential Funding Corporation
    Collateralized mortgage obligations               189           --           --          189
  Salomon Brothers, Inc.
    Collateralized mortgage obligations                19           --           --           19
  Guardian Savings and Loan Association
    Collateralized mortgage obligations               308           --           (1)         307
                                                 --------     --------     --------     --------
                                                 $ 14,641     $     35     $    (84)    $ 14,592
                                                 ========     ========     ========     ========

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE B - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (continued)

    The carrying values of mortgage-backed securities at June 30, 1999, including those designated as available for sale, are shown below by contractual terms to maturity. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                 CARRYING
                                                                    VALUE
                                                           (In thousands)
    MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:
      Due within one year                                       $     358
      Due after one year through three years                          700
      Due after three years through five years                      1,490
      Due after five years through ten years                        5,281
      Due after ten years through twenty years                      9,496
      Due after twenty years                                        1,997
                                                                 --------

                                                                $  19,322
                                                                 ========
    MORTGAGE-BACKED SECURITIES HELD TO MATURITY:
      Due within one year                                       $     547
      Due after one year through three years                          349
      Due after three years through five years                        372
      Due after five years through ten years                        1,563
      Due after ten years through twenty years                      6,967
      Due after twenty years                                        1,852
                                                                 --------

                                                                $  11,650
                                                                 ========


    Proceeds from the sale of mortgage-backed securities designated as available for sale during the years ended June 30, 1999, 1998 and 1997 totaled $2.0 million, $8.9 million and $1.1 million, respectively, resulting in gross realized gains of $40,000 and $14,000 during the years ended June 30, 1998 and 1997, respectively, and gross realized losses of $1,000 and $12,000 during the years ended June 30, 1999 and 1998, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE C - LOANS RECEIVABLE

    The composition of the loan portfolio at June 30 is summarized as follows:


                                                  1999                1998
                                                       (In thousands)
    Residential real estate
      One-to-four family residential          $  51,568           $  51,790
      Home equity lines of credit                 2,307               2,627
      Multi-family residential                    4,247               4,215
      Construction                                5,659               3,802
    Nonresidential real estate                   10,049              10,797
    Land                                          1,546                 659
    Deposit account                                 125                 111
    Consumer and other                               97                  84
                                               --------            --------
                                                 75,598              74,085
    Less:
      Undisbursed portion of loans in
        process                                  (4,772)             (2,186)
      Deferred loan origination fees               (153)               (159)
      Allowance for loan losses                    (278)               (264)
                                               --------            --------

                                              $  70,395           $  71,476
                                               ========            ========


    As depicted above, the Company's lending efforts have historically focused on one-to-four family residential and multi-family residential real estate loans, which comprise approximately $60.0 million, or 85%, of the total loan portfolio at June 30, 1999, and approximately $60.0 million, or 84%, of the total loan portfolio at June 30, 1998. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Company with more than adequate collateral coverage in the event of default. Nevertheless, the Company, as with any lending institution, is subject to the risk that residential real estate values could deteriorate in its primary lending area of southwestern Ohio, thereby impairing collateral values. However, management is of the belief that residential real estate values in the Company's primary lending area are presently stable.

    As discussed previously, the Company has sold whole loans and participating interests in loans in the secondary market, retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $57.1 million, $48.8 million and $41.6 million at June 30, 1999, 1998 and 1997, respectively.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE C - LOANS RECEIVABLE (continued)

    In the ordinary course of business, the Company has made loans to some of its directors, officers and their related business interests. All related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. There were no loans outstanding to officers and directors at June 30, 1999 and 1998. The aggregate dollar amount of loans outstanding to officers and directors was approximately $3,000 at June 30, 1997. During the year ended June 30, 1999, there were $15,000 in loans disbursed to officers and directors, while principal repayments of $15,000 were received from officers and directors.


NOTE D - ALLOWANCE FOR LOAN LOSSES

    The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

                                         1999         1998         1997
                                                 (In thousands)

    Balance at beginning of year        $ 264        $ 244        $ 231
    Provision for losses on loans          31           24           18
    Charge-off of loans                   (17)          (4)          (5)
                                         ----         ----         ----

    Balance at end of year              $ 278        $ 264        $ 244
                                         ====         ====         ====

    At June 30, 1999, the Company's allowance for loan losses was comprised of a general loan loss allowance totaling $260,000 and a specific loan loss allowance of $18,000. The Company's general loan loss allowance is includible as a component of regulatory risk-based capital.

    At June 30, 1999, 1998 and 1997, the Company had nonaccrual and non-performing loans totaling $252,000, $885,000 and $403,000, respectively. Interest income which would have been recognized if such nonaccrual loans had performed pursuant to contractual terms totaled approximately $13,000, $3,000 and $1,000 for the years ended June 30, 1999, 1998 and 1997.

    The Company had no loans designated as impaired as described in SFAS No. 114 at June 30, 1999 and 1998, nor were any loans so designated during the years ended June 30, 1999 and 1998.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE E - OFFICE PREMISES AND EQUIPMENT

    Office premises and equipment at June 30 are comprised of the following:

                                                     1999           1998
                                                        (In thousands)

    Office buildings and improvements              $1,913         $1,908
    Furniture, fixtures and equipment                 777            959
                                                   ------         ------
                                                    2,690          2,867

      Less accumulated depreciation and
        amortization                               (1,090)        (1,173)
                                                    -----          -----

                                                    1,600          1,694

    Land                                              556            556
                                                   ------         ------

                                                   $2,156         $2,250

    During fiscal 1999, the Company disposed of approximately $247,000 in obsolete computer-related and other equipment primarily acquired prior to 1992 which was fully depreciated for both book and tax purposes.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE F - DEPOSITS

    Deposits consist of the following major classifications at June 30:

    DEPOSIT TYPE AND WEIGHTED-
    AVERAGE INTEREST RATE                                            1999                       1998
                                                             AMOUNT         %            AMOUNT          %
                                                                          (Dollars in thousands)
    Passbook and club accounts
      1999 - 2.78%                                         $  8,286         8.8%
      1998 - 2.78%                                                                      $  8,232          8.7%
    NOW accounts, including noninterest-
      bearing deposits of $978 in 1999 and
      $956 in 1998
      1999 - 2.09%                                            4,573         4.9
      1998 - 2.08%                                                                         4,109          4.3
    Money market deposit accounts
      1999 - 3.16%                                            7,768         8.2
      1998 - 3.17%                                                                         6,673          7.0
                                                            -------       -----          -------        -----

    Total demand, transaction and passbook deposits          20,627        21.9           19,014         20.0

    Certificates of deposit
      Original maturities of
        Less than 12 months
          1999 - 4.63%                                       13,127        14.0
          1998 - 5.46%                                                                    11,618         12.2
        12 months
          1999 - 4.97%                                        9,809        10.4
          1998 - 5.71%                                                                    12,683         13.4
        15 months
          1999 - 5.24%                                       17,146        18.2
          1998 - 5.85%                                                                    24,237         25.5
        18 months
          1999 - 5.35%                                        5,192         5.5
          1998 - 5.80%                                                                     4,211          4.4
        24 months
          1999 - 5.56%                                        6,233         6.6
          1998 - 5.89%                                                                     5,119          5.4
        30 months
          1999 - 5.80%                                        1,542         1.6
          1998 - 5.86%                                                                     1,585          1.7
        35 months
          1999 - 5.68%                                        6,646         7.1
          1998 - 5.93%                                                                     4,026          4.2
        48 months
          1999 - 5.70%                                          177         0.2
          1998 - 6.16%                                                                       288          0.3
        60 months
          1999 - 5.85%                                        2,289         2.4
          1998 - 5.77%                                                                     2,193          2.3
    Individual retirement accounts
          1999 - 5.53%                                       11,386        12.1
          1998 - 5.95%                                                                    10,014         10.6
                                                            -------       -----          -------        -----

    Total certificates of deposit                            73,547        78.1           75,974         80.0
                                                            -------       -----          -------        -----

    Total deposits                                         $ 94,174       100.0%        $ 94,988        100.0%
                                                            =======       =====          =======        =====

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE F - DEPOSITS (continued)

    The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $7.5 million and $7.1 million at June 30, 1999 and 1998, respectively. Deposit amounts within individual deposit accounts exceeding $100,000 are not federally insured.

    During fiscal 1999 and 1998, the Company received and accepted brokered deposits, which amounted to $3.0 million, or 3.1% of total deposits at June 30, 1999, and $5.8 million, or 6.1% of total deposits at June 30, 1998.

    Interest expense on deposit accounts for the years ended June 30 is summarized as follows:

                                            1999           1998           1997
                                                     (In thousands)
    Passbook and club accounts            $  227         $  221         $  228
    NOW accounts                              75             61             66
    Money market deposit accounts            223            215            227
    Certificates of deposit                4,274          4,142          3,271
                                           -----          -----          -----

                                          $4,799         $4,639         $3,792
                                           =====          =====          =====

    Maturities of outstanding certificates of deposit are summarized as follows at June 30:

                                             1999           1998
                                                (In thousands)
    Less than three months               $ 16,850       $ 12,785
    Three months to six months             16,193         15,097
    Six months to one year                 20,495         25,537
    One to two years                       11,889         15,754
    Two to three years                      3,291          4,286
    Three to four years                     2,412            284
    Over four years                         2,417          2,231
                                          -------        -------

                                         $ 73,547       $ 75,974
                                          =======        =======

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

    Advances from the Federal Home Loan Bank, collateralized at June 30, 1999 and 1998 by pledges of certain residential mortgage loans totaling $19.0 million at each date, and the Company's investment in Federal Home Loan Bank stock are summarized as follows at June 30:


    INTEREST             MATURING IN FISCAL
    RATE                   YEAR ENDING IN           1999           1998
                                                      (In thousands)

    5.80%                      2001              $  2,600       $  2,600
    6.20% - 8.05%              2002                   828            828
    6.50%                      2003                 2,500          2,500
    7.85% - 8.30%              2005                   740            740
    8.10%                      2006                     6              6
    5.15% - 5.24%              2008                 6,000          6,000
                                                  -------        -------

                                                 $ 12,674        $ 12,674
                                                  =======         =======
    Weighted-average interest rate                   5.82%           5.82%
                                                     ====            ====

    During fiscal 1998, the Company restructured its outstanding borrowings by paying off monthly adjustable short-term borrowings and obtaining $6.0 million in convertible fixed-rate ten-year/one-year Federal Home Loan Bank advances with a weighted-average interest rate of 5.19% and final maturity of ten years. The interest rates on these convertible fixed-rate advances are guaranteed for a minimum of one year. Thereafter, for the remaining nine years, the Federal Home Loan Bank has quarterly options to convert the interest rates on these advances to the floating 3-month LIBOR rate in effect at the time. If and when the Federal Home Loan Bank exercises the conversion to LIBOR, the Company can then pay off the advances without penalty. If the Federal Home Loan Bank does not convert any of the advances to the LIBOR rate, the advances will remain at the original fixed rates until final maturity in ten years. As of June 30, 1999, the minimum period of one year had expired on the Company's $6.0 million in outstanding convertible fixed-rate advances. Therefore, the Federal Home Loan Bank currently has the option to convert the fixed rates on these advances on a quarterly basis with a one business day notice.


NOTE H - LOAN OF EMPLOYEE STOCK OWNERSHIP PLAN

    As discussed previously in Note A-11, the Corporation established an ESOP which initially acquired 20,700 shares of common stock in the conversion offering. In order to fund the acquisition of stock, the ESOP borrowed $207,000 from an independent third-party lender, payable over a seven year period. The sole security for the loan was the acquired stock and, while neither the Company nor the Corporation had guaranteed the loan, future contributions to retire the loan were paid to the ESOP from current or retained earnings. Accordingly, the Corporation has deducted the remaining unpaid amount of the loan of the ESOP from shareholders' equity with the corresponding future payments reflected as a liability. During fiscal 1999, the ESOP loan was repaid in full. At June 30, 1999, the ESOP held 20,048 shares of the Corporation's common stock, of which all of the shares had been allocated to participants as of that date.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE I - FEDERAL INCOME TAXES

    The provision for federal income taxes on earnings differs from that computed at the statutory corporate tax rate for the years ended June 30 as follows:


                                                                                         1999         1998         1997
                                                                                                 (In thousands)

    Federal income taxes computed at the statutory rate                                  $452         $488         $192
    Increase (decrease) in taxes resulting from:
      Amortization of goodwill                                                             11           11           11
      Tax-exempt interest                                                                 (71)          (1)          (1)
      Other                                                                                 1           (2)          (1)
                                                                                        -----        -----        -----

         Federal income tax provision per consolidated
           financial statements                                                          $393         $496         $201
                                                                                          ===          ===          ===

    Deferred federal income tax expense results from temporary differences between the financial reporting and tax basis of assets and liabilities. A reconciliation of the sources of the Corporation's temporary differences at the statutory corporate tax rate to the amount of deferred federal income tax expense is as follows for the years ended June 30:

                                                                                         1999         1998         1997
                                                                                                 (In thousands)
    EFFECT OF TEMPORARY DIFFERENCES AT STATUTORY CORPORATE TAX RATE:
      Loan origination fees and costs deferred for financial
        reporting but recognized currently for tax purposes                             $  18        $  36        $  30
      Federal Home Loan Bank stock dividends                                               20           18           17
      Differences between book and tax depreciation                                         3            1            6
      Effect of change from cash to accrual method for tax purposes                        -            -            (1)
      Deferred compensation, accrued for financial reporting,
        deductible for tax purposes when paid                                               7          (12)          (3)
      Capitalized mortgage servicing rights                                                70           61            4
      Unrealized gains and losses on loans held for sale                                    2           (2)          (9)
      General loan losses, deductible for financial reporting,
        recognized when finalized for tax purposes                                          1           (7)          (6)
      Recapture of excess bad debt reserves                                               (27)          -            -
                                                                                         ----           --           -

         Deferred federal income tax expense per
           consolidated financial statements                                            $  94        $  95        $  38
                                                                                         ====         ====         ====

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE I - FEDERAL INCOME TAXES (continued)

    The composition of the Corporation's net deferred tax liability at June 30 is as follows:

    TAXES (PAYABLE) REFUNDABLE ON TEMPORARY                                                1999           1998
    DIFFERENCES AT STATUTORY CORPORATE TAX RATE:                                               (In thousands)
    Deferred tax liabilities:
      Federal Home Loan Bank stock dividends                                              $(160)         $(140)
      Deferred loan origination costs                                                       (73)           (55)
      Book/tax depreciation differences                                                    (121)          (118)
      Capitalized interest                                                                   (1)            (1)
      Deferred premium on loans sold                                                         (1)            (1)
      Capitalized mortgage servicing rights                                                (163)           (93)
      Book/tax bad debt reserves                                                           (138)          (165)
                                                                                           ----           ----
         Total deferred tax liabilities                                                    (657)          (573)

    Deferred tax assets:
      Deferred compensation                                                                  25             32
      Unrealized gains on loans held for sale                                                -               2
      Unrealized losses on securities designated as
        available for sale                                                                   78             19
      General loan loss allowance                                                            89             90
                                                                                          -----          -----
         Total deferred tax assets                                                          192            143
                                                                                           ----           ----

         Net deferred tax liability                                                       $(465)         $(430)
                                                                                           ====           ====


    The Company was allowed a special bad debt deduction based on a percentage of earnings, generally limited to 8% of otherwise taxable income, or the amount of qualifying and nonqualifying loans outstanding and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. The cumulative tax bad debt reserve in excess of book allowance for loan losses for which a tax liability had not been recorded totaled approximately $1.1 million at June 30, 1999. If the amounts that qualify as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. The approximate amount of the unrecognized deferred tax liability relating to the cumulative bad debt deduction is $377,000 at June 30, 1999.

    Legislation repealing the percentage of earnings bad debt reserve provisions of the Internal Revenue Code previously applicable to qualifying thrift institutions was enacted into law in fiscal 1997. The legislation, which is part of The Small Business Job Protection Act of 1996 (the "Jobs Act"), requires all thrift institutions to pay tax on or recapture their excess bad debt reserves accumulated since 1988. The legislation substantially equalizes the taxation of banks and thrift institutions, but it protects thrifts from taxes on bad debt reserves established prior to 1988. Under the law in effect prior to the enactment of the Jobs Act, a thrift institution annually could

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE I - FEDERAL INCOME TAXES (continued)

    elect to deduct bad debts under either (i) the percentage of taxable income method applicable only to thrift institutions, or (ii) the experience method that was also available to small banks. For tax years beginning before July 1, 1996, the Company used the percentage of taxable income method because that method provided a higher bad debt deduction than the experience method. The Jobs Act eliminated the percentage of taxable income method for deducting bad debt reserves for all thrifts for tax years beginning after December 31, 1995 (July 1, 1996, as to the Corporation). All thrifts are required to recapture or pay tax on all or a portion of their bad debt reserves added since the base year (i.e., the last taxable year beginning before January 1, 1988). The amount of reserves to be recaptured is dependent upon whether or not an institution is a "large institution" (i.e., assets exceed $500 million) under the bad debt rules for commercial banks. Large institutions have to switch to the specific charge-off method. Institutions with assets of $500 million or less, such as the Company, are permitted to use the experience method to compute their bad debt deduction.

    An institution is required to recapture the excess of its bad debt reserves over the balance of the bad debt reserves outstanding at the end of the base year ratably over a six year period beginning with the first taxable year after December 31, 1995. Institutions could postpone the payment of these taxes for up to two years if they met a residential loan requirement during tax years beginning before January 1, 1998. Generally, to meet the residential loan requirement, an institution's mortgage lending activity must have equaled or exceeded its average mortgage lending activity for the six taxable years preceding 1996, adjusted for inflation.

    SFAS No. 109 requires thrift institutions to maintain a deferred tax liability for the excess of the bad debt reserves at year end over the bad debt reserves outstanding at the end of the base year. As a result, there is no impact on the Corporation's provision for federal income taxes resulting from the recapture of the excess reserves. As the tax on the recapture is paid, the Corporation reduces its deferred tax liability accordingly. The amount of excess reserves has to be ratably paid out over a six year period which began in fiscal 1999, as the Corporation met the residential loan requirement so as to exclude itself from recapturing its excess bad debt reserves in fiscal 1997 and 1998. For the Corporation, this excess bad debt reserve amounts to approximately $406,000 at June 30, 1999. The approximate amount of the deferred tax liability relating to the excess cumulative bad debt reserve is $138,000 at June 30, 1999.

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

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company's involvement in such financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In extending commitments, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral on loans may vary but the preponderance of loans granted generally include a mortgage interest in real estate as collateral.

    At June 30, 1999, the Company had total outstanding commitments of approximately $559,000 to originate residential one-to-four family real estate loans on the basis of at least an 80% loan-to-value ratio, of which $10,000 were comprised of adjustable-rate loans at interest rates of 8.75%, and $549,000 were comprised of fixed-rate loans at interest rates ranging from 6.88% to 8.75%. The Company also had total outstanding commitments of approximately $32,000 to originate a lot loan at a fixed interest rate of 8.25% and $2.4 million to originate a nonresidential real estate loan on the basis of a 75% loan-to-value ratio. Such commitment to originate a nonresidential real estate loan consisted of an adjustable-rate loan, secured by a 69-unit limited service hotel in the Company's primary lending area, at an initial interest rate of 8.50%, of which $1.2 million of the loan was committed to be sold on a participating basis to another financial institution at June 30, 1999. Additionally, the Company had unused lines of credit under home equity loans of approximately $3.4 million at June 30, 1999 and unused collateralized lines of credit secured by nonresidential real estate of $68,000. In the opinion of management, all loan commitments equaled or exceeded prevalent market interest rates as of June 30, 1999, and such commitments have been underwritten on the same basis as that of the existing loan portfolio. Management believes that all loan commitments are able to be funded through cash flow from operations, existing excess liquidity and utilization of additional borrowings through its existing credit facility at the Federal Home Loan Bank. Fees received in connection with these commitments have not been recognized in earnings.

    The Company had $240,000 in loans committed to be sold in the secondary market at June 30, 1999. Of these loans, none were originated and disbursed on or prior to June 30, 1999 and classified as held for sale.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

    The Company has a $5.0 million line of credit facility with the Federal Home Loan Bank of Cincinnati, which the Company entered into during fiscal 1999. There were no amounts outstanding under such facility at June 30, 1999.

    The Company was committed under a data processing services agreement in the aggregate amount of approximately $376,000 at June 30, 1999, assuming continuance to the end of the term as specified in the agreement. During fiscal 1998, the Company renewed its contract with its third party provider for data processing services for an additional five year term expiring in May 2003. The future minimum annual payments expected to be incurred as stated under the renewed contract are as follows:


    YEAR ENDING JUNE 30,                                (In thousands)
             2000                                                $  96
             2001                                                   96
             2002                                                   96
             2003                                                   88
                                                                  ----

             Total future minimum payments expected               $376


    In connection with the merger transaction entered into between the Corporation and Oak Hill Financial, Inc., as more fully discussed in Note N, the Company exercised in April 1999 a particular "default by customer" clause in its data processing agreement which effectively terminates the agreement upon twelve months written notification, or April 2000. Therefore, as of June 30, 1999, the future minimum payments expected to be incurred under the remaining terms of the agreement as a result of providing proper notification concerning discontinuance of service due to the merger is expected to be approximately $74,000.

    At June 30, 1999, the Company was also committed under a master data processing agreement with Midwest Payment Systems ("MPS") primarily to be a member of the "Jeanie" network in order to provide electronic banking services to its customers via automatic teller machines ("ATMs"). During fiscal 1997, the Company amended its original agreement with MPS by extending the initial five year term of the contract by an additional five years in lieu of certain cost concessions by MPS. The future minimum annual payments expected to be incurred under the contract are as follows:


    YEAR ENDING JUNE 30,                                (In thousands)
             2000                                                $  20
             2001                                                   20
             2002                                                   20
             2003                                                   20
             2004 and years thereafter                              18
                                                                  ----

             Total future minimum payments expected              $  98
                                                                  ====


                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE J - COMMITMENTS AND CONTINGENT LIABILITIES (continued)

    Additionally, the Company was committed under a financial institution venture agreement with MPS at June 30, 1999. Under the agreement, MPS and the Company agree to cooperatively provide for the placement and operation of ATMs at certain of the Company's office locations. In accordance with the original terms of the agreement, all revenues generated and expenses incurred in operating the ATMs were shared equally between MPS and the Company. During fiscal 1997, however, the venture agreement between MPS and the Company was amended to extend the initial five year term an additional two years and for both parties to share equally in the monthly net profits of the joint venture over the first $100, which must first be paid to MPS. In lieu of these changes in the agreement, the Company was given certain cost concessions regarding installation costs of the ATMs. The amended term of this venture agreement is for seven years and expires in fiscal 2003.


NOTE K - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

    The Company is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on its financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirement currently provides for the maintenance of core capital plus general loan loss allowances equal to 8.0% of risk-weighted assets as of June 30, 1999. In computing risk-weighted assets, the Company multiplies the value of each asset on its statement of financial condition by a defined risk-weighted factor, e.g. , one-to-four family residential loans carry a risk-weighted factor of 50%.

    The OTS has proposed an amendment to the core capital requirement that would increase the minimum requirement to a range of 4.0% - 5.0% of adjusted total assets for substantially all savings associations. Management anticipates no material change to the Company's excess regulatory capital position if the proposal is adopted in its present form.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE K - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

    As of June 30, 1999 and 1998, management believes that the Company met all capital adequacy requirements to which it was subject.

                                                            AS OF JUNE 30, 1999
                                                                                     TO BE "WELL-
                                                                                   CAPITALIZED" UNDER
                                                FOR CAPITAL                        PROMPT CORRECTIVE
                           ACTUAL            ADEQUACY PURPOSES                     ACTION PROVISIONS
                       -------------     ------------------------             --------------------------
                       AMOUNT  RATIO     AMOUNT             RATIO             AMOUNT               RATIO
                                           (Dollars in thousands)

    Tangible Capital   $9,251  7.9%  greater than or    greater than or   greater than or      greater than or
                                     equal to $1,764    equal to 1.5%     equal to $5,879      equal to  5.0%

    Core Capital       $9,251  7.9%  greater than or    greater than or   greater than or      greater than or
                                     equal to $3,527    equal to 3.0%     equal to $7,054      equal to  6.0%

    Risk-based Capital $9,511 16.7%  greater than or    greater than or   greater than or      greater than or
                                     equal to $4,550    equal to 8.0%     equal to $5,688      equal to 10.0%

                                                            AS OF JUNE 30, 1998
                                                                                                      TO BE "WELL-
                                                                                                    CAPITALIZED" UNDER
                                                             FOR CAPITAL                            PROMPT CORRECTIVE
                               ACTUAL                     ADEQUACY PURPOSES                         ACTION PROVISIONS
                          ---------------              -----------------------                 -------------------------
                          AMOUNT    RATIO              AMOUNT            RATIO                 AMOUNT              RATIO
                                                        (Dollars in thousands)
    Tangible Capital      $8,295      7.1%        greater than or     greater than or     greater than or     greater than or
                                                  equal to $1,762     equal to 1.5%       equal to $5,874     equal to 5.0%

    Core Capital          $8,295      7.1%        greater than or     greater than or     greater than or     greater than or
                                                  equal to $3,524     equal to 3.0%       equal to $7,049     equal to 6.0%

    Risk-based Capital    $8,559     14.8%        greater than or     greater than or     greater than or     greater than or
                                                  equal to $4,640     equal to 8.0%       equal to $5,800     equal to 10.0%

    At June 30, 1999, the Company met all regulatory requirements for classification as a "well-capitalized" institution. A "well-capitalized" institution must have risk-based capital of 10.0% and core capital of 6.0%. The Company's capital exceeded the minimum required amounts for classification as a "well-capitalized" institution by $3.8 million and $2.2 million, respectively.

    The Company's management believes that, under the current regulatory capital regulations, the Company will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Company, such as increased interest rates or a downturn in the economy in the Company's market area, could adversely affect future earnings and consequently, the ability to meet future regulatory capital requirements.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE K - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

    The deposit accounts of the Company and of other savings associations are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The reserves of the SAIF were below the level required by law, because a significant portion of the assessments paid into the fund were used to pay the cost of prior thrift failures. The deposit accounts of commercial banks are insured by the FDIC through the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in 1995. This premium disparity had a negative competitive impact on the Company and other institutions in the SAIF.

    Legislation was enacted to recapitalize the SAIF and provided for a special assessment totaling $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Company held $55.8 million in deposits at March 31, 1995, resulting in an assessment of approximately $366,000, or $242,000 after-tax, which was charged to operations in fiscal 1997.


NOTE L - STOCK OPTION AND INCENTIVE PLANS

    As previously discussed in Note A-12, the Corporation has a Stock Option and Incentive Plan that was approved and adopted in fiscal 1993 that provided for the issuance of 20,000 shares of authorized, but unissued shares of common stock at the fair market value at the date of grant. These shares were fully granted to the officers and directors of the Corporation in connection with the conversion to the stock form of organization. In fiscal 1998, the Board of Directors approved and adopted a second Stock Option and Incentive Plan for the purpose of granting another 20,000 shares of common stock at the fair market value to the officers, directors and key employees of the Corporation. These shares were fully granted during fiscal 1998 and are exercisable over a ten year period, with one-fifth of the options awarded becoming exercisable on each of the first five anniversaries of the date of grant.

    The Corporation accounts for the stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for employee stock options and similar equity instruments under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE L - STOCK OPTION AND INCENTIVE PLANS (continued)

    The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1999       1998      1997

    Net earnings (In thousands)  As reported         $938       $938      $365
                                                      ===        ===       ===

                                   Pro-forma         $938       $829      $365
                                                      ===        ===       ===

    Earnings per share
      Basic                      As reported        $4.39      $4.50     $1.75
                                                     ====       ====      ====

                                   Pro-forma        $4.39      $3.98     $1.75
                                                     ====       ====      ====

      Diluted                    As reported        $4.06      $4.28     $1.69
                                                     ====       ====      ====

                                   Pro-forma        $4.06      $3.78     $1.69
                                                     ====       ====      ====

    The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: dividend yield of 1.5%, expected volatility of 20.0%, a risk-free interest rate of 5.5% and expected lives of ten years.

    A summary of the status of the Corporation's stock option plans as of June 30, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                       1999                        1998                     1997
                                                         WEIGHTED-                    WEIGHTED-                 WEIGHTED-
                                                           AVERAGE                      AVERAGE                   AVERAGE
                                                          EXERCISE                     EXERCISE                  EXERCISE
                                               SHARES        PRICE          SHARES        PRICE       SHARES        PRICE

    Outstanding at beginning of year           38,500       $19.84          18,500       $11.57       19,000       $11.57
    Granted                                        -            -           20,000        27.50           -            -
    Exercised                                  13,700        15.86              -            -           500        11.50
    Forfeited                                   1,000        27.50              -            -            -            -
                                              -------        -----         -------       ------      -------       -----

    Outstanding at end of year                 23,800       $22.49          38,500       $19.84       18,500       $11.57
                                               ======        =====          ======        =====       ======        =====

    Options exercisable at year-end               300       $27.50           6,500       $11.58        6,000       $11.54
                                             ========        =====         =======        =====      =======        =====
    Weighted-average fair value of
      options granted during the year                          N/A                      $  9.57                       N/A
                                                               ===                       ======                       ===

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE L - STOCK OPTION AND INCENTIVE PLANS (continued)

    The following information applies to options outstanding at June 30, 1999:

    Number outstanding                                        23,800
    Range of exercise prices                         $11.50 - $27.50
    Weighted-average exercise price                           $22.49
    Weighted-average remaining contractual life           6.96 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE M - CONDENSED FINANCIAL STATEMENTS OF TOWNE FINANCIAL
  CORPORATION

    The following condensed financial statements summarize the financial position of Towne Financial Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended June 30, 1999, 1998 and 1997.

                           TOWNE FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                    June 30,
                                 (In thousands)

         ASSETS                                               1999        1998

    Cash                                                    $  148      $   43
    Investment in The Blue Ash Building and
      Loan Company9,448                                      8,618
    Prepaid expenses and other assets                           76           5
                                                            ------      ------

         Total assets                                       $9,672      $8,666
                                                             =====       =====

         LIABILITIES AND SHAREHOLDERS' EQUITY

    Accounts payable and other liabilities                  $   42      $    3

    Shareholders' equity
      Common shares                                            222         209
      Additional paid-in capital                             5,170       4,966
      Retained earnings                                      4,389       3,555
      Less required contributions for shares acquired
        by ESOP                                                 -          (30)
      Accumulated other comprehensive income:
        Unrealized losses on securities designated as
          available for sale - net of related tax effects     (151)        (37)
                                                            ------      ------

         Total shareholders' equity                          9,630       8,663
                                                             -----       -----

         Total liabilities and shareholders' equity         $9,672      $8,666
                                                             =====       =====


                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE M - CONDENSED FINANCIAL STATEMENTS OF TOWNE FINANCIAL
  CORPORATION (continued)

                           TOWNE FINANCIAL CORPORATION
                             STATEMENTS OF EARNINGS
                               Year ended June 30,
                                 (In thousands)

                                                      1999       1998      1997

    Revenue
      Dividends received from subsidiary              $ 50       $150      $  -
      Equity in undistributed earnings of subsidiary   914        817       407
                                                       ---        ---       ---

         Total revenue                                 964        967       407

    Expenses
      Management fees                                   12         12        12
      Amortization of organizational costs               -          -         4
      Other operating                                   28         36        51
                                                      ----       ----      ----

         Total expenses                                 40         48        67
                                                      ----       ----      ----

         Net earnings before tax credits               924        919       340

    Federal income tax credits                         (14)       (19)      (25)
                                                      ----       ----      ----

         Net earnings                                 $938       $938      $365
                                                       ===        ===       ===


                           TOWNE FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                              Years ended June 30,
                                 (In thousands)

                                                             1999   1998   1997

    Cash flows provided by (used in) operating activities:
      Net earnings for the year                              $938   $938   $365
      Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Undistributed earnings of subsidiary                 (914)  (817)  (407)
        Amortization of organizational costs                    -      -      4
        Increases (decreases) in cash due to changes in:
          Prepaid expenses and other assets                   (71)     8     46
          Accounts payable and other liabilities               39    (15)   (33)
                                                             ----   ----   ----
         Net cash provided by (used in) operating activities   (8)   114    (25)

    Cash flows provided by (used in) financing activities:
      Proceeds from the exercise of stock options             217      -      6
      Payment of dividends on common shares                  (104)   (84)     -
                                                              ---   ----     --
         Net cash provided by (used in) financing activities  113    (84)     6
                                                              ---   ----  -----

    Net increase (decrease) in cash and cash equivalents      105     30    (19)

    Cash and cash equivalents at beginning of year             43     13     32
                                                             ----   ----   ----

    Cash and cash equivalents at end of year                 $148  $  43  $  13
                                                              ===   ====   ====


                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE M - CONDENSED FINANCIAL STATEMENTS OF TOWNE FINANCIAL
  CORPORATION (continued)

    The Corporation's activities during fiscal 1999, 1998 and 1997 were solely limited to holding the Company's stock. As previously discussed in Note A-13, there were cash dividends of $104,000 and $84,000 declared and paid on the outstanding common shares of the Corporation during fiscal 1999 and 1998, respectively. There was no payment of cash dividends to the shareholders during fiscal 1997.

    The Company is subject to regulations imposed by the OTS regarding the amount of capital distributions payable by the Company to the Corporation. Generally, a savings association's payment of dividends is limited, without prior OTS approval, to net income for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation. A savings association would also be required to file a notice with the OTS if the savings association were a subsidiary of a savings and loan holding company. As a subsidiary of the Corporation, Blue Ash is required to give the OTS 30 days notice prior to declaring any dividend on its stock. The OTS may object to the distribution during the 30-day period based on safety and soundness concerns. At June 30, 1999, the Company had $2.1 million available for future capital distributions.


NOTE N - BUSINESS COMBINATION

    On March 11, 1999, Oak Hill Financial, Inc. ("Oak Hill Financial"), a corporation chartered under the laws of the State of Ohio, and the Corporation jointly announced the signing of an Agreement and Plan of Merger in which the Corporation will be merged into Oak Hill Financial. Under the terms of the agreement, Oak Hill Financial will exchange 4.125 of its common shares for each of the 222,200 outstanding shares of the Corporation as of June 30, 1999. The exchange ratio is subject to change if the value of Oak Hill Financial's common stock is above $21.71 per share prior to closing. The Corporation will have the right to terminate the Agreement and Plan of Merger if the average price of Oak Hill Financial's common stock falls below $16.05 per share, unless Oak Hill Financial increases the exchange ratio to compensate for the difference between the price of Oak Hill Financial common stock at closing and $16.05. Based on the average of Oak Hill Financial's closing bid and ask price of $18.50 on June 30, 1999, the transaction is valued at $17.0 million, or $76.31 per share of the Corporation's common stock. The Merger will be accounted for as a pooling-of-interests and, accordingly, the assets, liabilities and capital of the respective combining companies will be added together at historic carrying value. The transaction is expected to be completed by October 1999, pending Oak Hill Financial and the Corporation's shareholder approval, regulatory approval and other customary conditions of closing. Additionally, the transaction is expected to be a "tax-free" reorganization for federal income tax purposes. Unaudited pro-forma condensed, combined financial information of the Corporation and Oak Hill Financial as of and for the year ended June 30, 1999 is as follows:

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE N - BUSINESS COMBINATION (continued)


                                     TOWNE
                                 FINANCIAL         OAK HILL       PRO-FORMA
                               CORPORATION        FINANCIAL        COMBINED
                                                 (unaudited)     (unaudited)
                                       (In thousands, except share data)

    Total assets                  $117,767         $440,789        $558,556
                                   =======          =======         =======

    Total liabilities             $108,137         $402,091        $510,228
                                   =======          =======         =======

    Shareholders' equity          $  9,630         $ 38,698        $ 48,328
                                  ========         ========        ========

    Total revenue                 $  9,099         $ 37,377        $ 46,496
    Total expense                    8,161           31,060          39,221
                                  --------         --------        --------

    Net earnings                  $    938         $  6,337        $  7,275
                                  ========         ========        ========

    Basic earnings per share      $   4.39         $   1.45        $   1.38
                                  ========         ========        ========



NOTE O - SUBSEQUENT EVENT

    On September 21, 1999, the Corporation sold its investment and mortgage-backed securities portfolios in conjunction with the Merger with Oak Hill Financial. In connection with the sale, the Corporation realized an after-tax loss of approximately $1.3 million.

                   TOWNE FINANCIAL CORPORATION AND SUBSIDIARY

                          June 30, 1999, 1998 and 1997


NOTE P - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes the Corporation's consolidated quarterly results for the years ended June 30, 1999 and 1998.

                                                                           FOR THE THREE MONTH PERIODS ENDED

                                                                SEPTEMBER 30,     DECEMBER 31,       MARCH 31,     JUNE 30,
                                                                         1998             1998            1999         1999
                                                                              (In thousands, except for share data)

    Total interest income                                              $2,182           $2,137          $2,070       $2,099
    Total interest expense                                              1,420            1,430           1,367        1,321
                                                                        -----            -----           -----        -----
         Net interest income                                              762              707             703          778

    Provision for losses on loans                                           7                9               7            8
                                                                     --------         --------        --------     --------
         Net interest income after provision for losses on loans          755              698             696          770
    Other income                                                          162              160             182          107
    General, administrative and other expense                             541              544             552          562
                                                                       ------           ------           -----       ------
         Earnings before income taxes                                     376              314             326          315

    Federal income taxes                                                  126               93              83           91
                                                                       ------          -------         -------      -------

         Net earnings                                                 $   250          $   221         $   243      $   224
                                                                       ======           ======          ======       ======

         Earnings per share
           Basic                                                        $1.20            $1.05           $1.14        $1.00
                                                                         ====             ====            ====         ====

           Diluted                                                      $1.14            $0.99           $1.04        $0.89
                                                                         ====             ====            ====         ====



                                                                                FOR THE THREE MONTH PERIODS ENDED
                                                                SEPTEMBER 30,     DECEMBER 31,       MARCH 31,     JUNE 30,
                                                                         1997             1997            1998         1998
                                                                              (In thousands, except for share data)

    Total interest income                                              $2,019           $2,116          $2,162       $2,165
    Total interest expense                                              1,289            1,349           1,363        1,395
                                                                        -----            -----           -----        -----
         Net interest income                                              730              767             799          770

    Provision for losses on loans                                           6                6               6            6
                                                                     --------         --------        --------     --------
         Net interest income after provision for losses on loans          724              761             793          764
    Other income                                                           65               86             215          134
    General, administrative and other expense                             504              504             539          561
                                                                       ------           ------          ------       ------
         Earnings before income taxes                                     285              343             469          337

    Federal income taxes                                                   99              119             162          116
                                                                      -------           ------          ------       ------

         Net earnings                                                 $   186          $   224         $   307      $   221
                                                                       ======           ======          ======       ======

         Earnings per share
           Basic                                                         $.89            $1.08           $1.47        $1.06
                                                                          ===             ====            ====         ====

           Diluted                                                       $.85            $1.02           $1.40        $1.01
                                                                          ===             ====            ====         ====

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers the Corporation are as follows:

NAME                        AGE              POSITION(S)
----                        ---              ----------

Neil S. Strawser            56               Chairman of the Board and Director
                                             of the Corporation and Blue Ash

Ralph E. Heitmeyer          76               President and Director of the
                                             Corporation and Blue Ash

William S. Siders           52               Executive Vice President and
                                             Director of the Corporation and
                                             Blue Ash and Managing Officer
                                             of Blue Ash

Herb L. Krombholz           68               Vice President and Director of
                                             the Corporation and Blue Ash

William T. Thornell         56               Vice President and Director of
                                             the Corporation and Blue Ash,
                                             Secretary of the Corporation
                                             and Chief Lending Officer of
                                             Blue Ash

Joseph L. Michel            34               Vice President, Chief Financial
                                             Officer and Treasurer of the
                                             Corporation and Blue Ash

John M. Kuhnell             83               Director Emeritus of the
                                             Corporation and Blue Ash


         NEIL S. STRAWSER. Mr. Strawser has served as Chairman of the Boards of the Corporation and Blue Ash since August 1995. Prior to this Mr. Strawser served as Vice-Chairman of the Board of the Corporation since June 1993 and also served as Vice-Chairman of the Board of Blue Ash, having held this position since June 1993. Mr. Strawser has been a director of the Corporation since its organization in August 1991 and has been a director of Blue Ash since 1976. Mr. Strawser is a part owner and actively involved in the management of Parrott & Strawser Properties, Inc., a land development and home building company located in Cincinnati, Ohio.

         RALPH E. HEITMEYER. Mr. Heitmeyer has been the President of the Corporation since August 1991 and the President of Blue Ash since 1982. Mr. Heitmeyer has been a director of the Corporation since its organization in August 1991 and has been a director of Blue Ash since 1960.

         WILLIAM S. SIDERS. Mr. Siders has served as Executive Vice President of the Corporation since August 1991. Mr. Siders has also been Blue Ash's Executive Vice President and Managing Officer since 1982. Mr. Siders is responsible for the daily operations of Blue Ash. Mr. Siders has been a director of the Corporation since its organization in August 1991 and has been a director of Blue Ash since 1987.

         HERB L. KROMBHOLZ. Mr. Krombholz has served as Vice President of the Corporation since August 1991 and Vice President of Blue Ash since 1980. Mr. Krombholz has been a director of the Corporation since its organization in August 1991 and has been a director of Blue Ash since 1972. Mr. Krombholz is the Chairman of the Board of a family-owned jewelry store in Montgomery, Ohio.

         WILLIAM T. THORNELL. Mr. Thornell has served as Vice President of the Corporation and Vice President and Chief Loan Officer of Blue Ash since August 1992. Mr. Thornell is responsible for the overall management of the lending operation of Blue Ash. Mr. Thornell has served as the Secretary of the Corporation since January 1999. Mr. Thornell has been a director of the Corporation and Blue Ash since June 1996.

         JOSEPH L. MICHEL. Mr. Michel currently serves as Vice President, Chief Financial Officer and Treasurer of the Corporation and Blue Ash, having served as such since March 1994. Mr. Michel is responsible for all aspects of accounting, financial and regulatory reporting, loan servicing, investing, budgeting, asset/liability management and employee benefits for Blue Ash. Prior to March 1994, Mr. Michel worked for over six years with the accounting firm of Grant Thornton LLP specializing in financial institution audit and tax work.

         JOHN M. KUHNELL. Mr. Kuhnell has been Director Emeritus of the Corporation and Blue Ash since his retirement from the Boards of the Corporation and Blue Ash in June 1996. Prior to this, Mr. Kuhnell served as a director of the Corporation beginning in August 1991 and Blue Ash beginning in 1958. Mr. Kuhnell served as Chairman of the Board of the Corporation since its organization in August 1991 to August 1995. Mr. Kuhnell also served as Chairman of Blue Ash from 1978 to August 1995.

         None of the Directors and executive officers are related.

                       SECTION 16(a) BENEFICIAL OWNERSHIP
                              REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and persons who own more than ten percent of the Common Stock, to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership. John M. Kuhnell filed one late Form 4 reporting the exercise of stock options due to administrative oversight.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table is a summary of certain information with respect to the compensation paid to certain executive officers of the Corporation during each of the last three fiscal years. No other executive officer of the Corporation received compensation in the aggregate exceeding $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
                               -------------------

                                                  All Other
Name and                      Salary    Bonus   Compensation
Principal Position      Year  $ (1)       $          $ (2)
------------------      ----  ------    -----   ------------
William S. Siders,      1999  113,987   40,334      27,256
  Executive Vice        1998  109,610   30,000      28,668
   President and        1997  105,240   23,700      14,921
   Managing Officer

William T. Thornell,    1999   91,150   40,333      24,019
  Vice President,       1998   87,650   25,000      22,378
   Secretary and Chief  1997   84,150   20,000      10,815
   Lending Officer

Joseph L. Michel,       1999   65,750   40,333      22,899
  Vice President,       1998   61,123   25,000      21,955
   Chief Financial      1997   56,623   20,000      11,709
   Officer and
   Treasurer

---------------------

(1) For Mr. Siders, includes additional compensation received for directors fees of $20,000 and automobile allowance of $4,800 for each of the years 1999, 1998 and 1997. For Mr. Thornell, includes additional compensation received for directors fees of $20,000 for each of the years 1999, 1998 and 1997.

(2) For Mr. Siders, includes the Corporation's contribution to his ESOP valued at $22,262, $24,051 and $11,496 for 1999, 1998 and 1997, respectively, and the
Corporation's payment of $4,994, $4,617 and $3,425 for his health, life and disability insurance premiums for 1999, 1998 and 1997, respectively. For Mr. Thornell, includes the Corporation's contribution to his ESOP valued at $19,106, $19,373 and $9,307 for 1999, 1998 and 1997, respectively, and the

Corporation's payment of $4,913, $3,005 and $1,508 for his health, life and disability insurance premiums for 1999, 1998 and 1997, respectively. For Mr. Michel, includes the Corporation's contribution to his ESOP valued at $18,159, $17,594 and $8,482 for 1999, 1998 and 1997, respectively, and the Corporation's payment of $4,740, $4,361 and $3,227 for his health, life and disability insurance premiums for 1999, 1998 and 1997, respectively.

                       STOCK OPTION GRANTS IN FISCAL 1999

         No options were granted to the named executive officers in the Summary Compensation Table during fiscal 1999.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1998
                        AND FISCAL YEAR END OPTION VALUES

         The following table sets forth certain information concerning the number of options exercised by the named executive officers in the Summary Compensation Table during the year ended June 30, 1999 and the number and value of stock options at June 30, 1999, held by said named executive officers.

                            Shares      Value          Number of Options      Value of Options
     Name                   Acquired    Realized(1)    at June 30, 1999      at June 30, 1999(2)
     ----                   --------    -----------    -----------------     -------------------

                                                         Exercisable             Exercisable
                                                        Unexercisable           Unexercisable
                                                        -------------           -------------

     William S. Siders       2,100      $ 37,650        --     3,400          $--    $178,456
     William T. Thornell     1,600        26,400        --     3,400           --     178,456
     Joseph L. Michel        1,600        25,900        --     3,900           --     209,597

------------------------

(1) Value Realized is based on the latest trade of the Corporation's Common Stock at the time of exercise. For all shares acquired on exercise, the value realized was based on $34.00 per common share.

(2) Value at June 30, 1999 is based on the price of which Oak Hill Financial, Inc. common shares last traded on such date multiplied by a fixed exchange ratio as negotiated in the "Agreement and Plan of Merger" dated March 11, 1999 between Oak Hill Financial, Inc. and Towne Financial Corporation. At June 30, 1999, the value used was calculated at $75.28125 per common share.

                     COMPENSATION OF THE BOARD OF DIRECTORS
                             AND OTHER COMPENSATION

         The directors of the Corporation currently do not receive any remuneration in their capacity as such. The directors of Blue Ash receive an annual fee for service on the Board. Messrs. Strawser and Heitmeyer each receive $22,600 and Messrs. Siders, Krombholz and Thornell each receive $20,000. In his capacity as Director

Emeritus of Blue Ash, Mr. Kuhnell receives an annual fee of $6,000. In addition, Messrs. Heitmeyer and Siders each receive a yearly automobile allowance of $4,800 for the use of their automobile in the course of business.

                              EMPLOYMENT AGREEMENTS

         Blue Ash has entered into employment agreements with Mr. Siders, Mr. Thornell and Mr. Michel, which establish their respective duties and compensation. Blue Ash has agreed to employ such individuals for terms of three years in their current respective positions. The terms of the employment agreements may be extended for an additional year after a review of the officers' performances by the Board of Directors of Blue Ash. The Board of Directors of Blue Ash will annually review the officers' performances and may extend the terms of the agreements and make such other changes to the agreements as they deem appropriate. The agreements provide for annual salaries of $116,300 for Mr. Siders, $93,000 for Mr. Thornell and $67,500 for Mr. Michel, exclusive of bonuses. The current terms of employment under these agreements are for periods of three years, which commenced on January 1, 1999. Unless the terms of employment are annually extended by one additional year by the Board of Directors of Blue Ash, the current employment agreements are set to expire on December 31, 2001.

         The agreements provide that they may be terminated by Blue Ash at any time for cause, as defined in the agreements, or upon 90 days prior written notice without cause. If the agreements are terminated for cause, the officers will not be entitled to receive any compensation or other benefits after the termination. If the officers are terminated by Blue Ash for any reason other than cause, the officers would be entitled to receive for the duration of the terms of the agreements, monthly severance payments equal to the highest monthly salary paid to the officers at any time pursuant to the agreements; provided, however, that such severance payments would be deferred if payment thereof would cause Blue Ash to fail to meet its minimum regulatory capital requirements. Additionally, if as a result of regulatory intervention, the officers are suspended or are prohibited from participating in the business affairs of Blue Ash, the officers' compensation will likewise be suspended or terminated. Further, with respect to the officers' employment following a Change of Control of the Corporation, as defined in the agreements, the officers would be entitled to severance payments equal to three times the officers' average compensation, less $1.00.

         In connection with the terms of the merger transaction entered into between Oak Hill Financial, Inc. and Towne Financial Corporation as previously discussed, new employment contracts were entered into and signed by Mr. Thornell and Mr. Michel. The new agreements provide for annual salaries of $93,000 for Mr. Thornell and $80,000 for Mr. Michel, exclusive of bonuses. The terms of employment under these new agreements are set periods of three years, which will commence on the date of the consummation of the merger between Oak Hill Financial, Inc. and Towne Financial Corporation pursuant to the terms of the Agreement and Plan of Merger and the Supplemental Agreement. During the terms of these agreements the annual salaries of the two officers may be increased (but not decreased) in such amounts as the Board of Directors in its discretion may determine.

                     EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

         The Board of Directors of Blue Ash adopted an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of eligible employees. Employees age 21 or older who have completed at least six months of service with Blue Ash are eligible to participate in the ESOP. The ESOP is funded by Blue Ash's discretionary contributions of cash, which is invested primarily in the Common Stock of the Corporation. Benefits under the ESOP may be paid in shares of Common Stock or in cash.

         Contributions to the ESOP and shares released from the suspense accounts are allocated among participants on the basis of compensation in the year of allocation. Participants' benefits generally become vested 20% per year or 100% upon completion of five years of credited service. Forfeitures are reallocated among remaining participating employees in the same proportion as contributions. Benefits may be payable upon death, retirement or separation from service. Blue Ash's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

         The ESOP can also purchase Common Stock in the open market. The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the regulations of the Internal Revenue Service and the Department of Labor thereunder.

         The Board of Directors appointed The Fifth Third Bank as the Plan Administrator. National City Bank, Dayton was the trustee for the ESOP ("ESOP Trustee") until its resignation as Custodian and Trustee effective April 2, 1999. Effective April 2, 1999, the Board of Directors of Blue Ash appointed Joseph L. Michel and Neil S. Strawser as Custodian and Trustee of the ESOP. The ESOP Trustee generally votes all shares of stock held under the Plan; however, the ESOP Trustee is required to vote allocated shares in accordance with the participants' instructions under circumstances specified in the ESOP. As of September 8, 1999, the ESOP held 20,048 shares of Common Stock.

                               STOCK OPTION PLANS

         The Corporation has in place two stock option plans, the 1997 Stock Option Plan (the "1997 Plan") and the 1992 Stock Option Plan (the "1992 Plan") (collectively, the "Plans"). Under each Plan, key management personnel and the Board of Directors of the Corporation and Blue Ash may be granted either nonqualified or incentive stock options for the purchase of up to 20,000 shares of Common Stock.

         The purchase price of shares of Common Stock which may be purchased under any stock option granted pursuant to the Plans may be not less than 100% of the fair market value of the Common Stock on the date that the option is granted unless the option is granted to a 10% beneficial owner of the outstanding Common Stock in which case the purchase price shall be not less than 110% of the fair market value.

         Each option granted under the 1997 Plan is exercisable as to not more than 20% of the total number of shares granted under the option each year from the date of grant. Each option granted under the 1992 Plan is exercisable as to not more than 20% of the total number of shares granted under the option every two years from the date of grant. Under both Plans, no option may be exercised later than 10 years after the date of grant, and in the case of an option granted to a 10% beneficial owner, the option may not be exercised after 5 years from the date of grant. During fiscal 1999, there were no options granted under the 1997 Plan nor the 1992 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                VOTING SECURITIES

         On September 8, 1999, there were 222,400 shares outstanding of common stock, $1.00 par value (the "Common Stock"), all of one class and each entitled to one vote, owned by approximately 125 shareholders of record. A list of shareholders of the Corporation may be examined at the offices of the Corporation at the address given previously. There is no other class of securities of the Corporation outstanding which has voting rights.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock (the Corporation's only outstanding voting securities on September 8, 1999) (i) by each person who is known by the Corporation to own beneficially more than 5% of the Common Stock, (ii) by each Director or Director Emeritus who owns Common Stock, (iii) by the executive officers named in the Summary Compensation Table in the Proxy Statement and (iv) by all Directors and Officers of the Corporation as a group.

Name of Beneficial                Amount & Nature
Owner or Identity                 of Beneficial             Percent
of Group                          Ownership                 of Class (1)
-----------------                 ---------------           ------------
Neil S. Strawser                  12,450 (2)                 5.6% (2)

Ralph E. Heitmeyer                12,450                     5.6%

William S. Siders                 15,772 (3)                 7.1% (3)

Herb L. Krombholz                 21,204 (4)                 9.5% (4)

William T. Thornell                5,517 (5)                 2.5% (5)

John M. Kuhnell                    7,708                     3.5%

Joseph L. Michel                   3,991 (6)                 1.8% (6)

Daniel H. Hosbrook                20,700                     9.3%

Thomas J. Noe                     15,739 (7)                 7.1% (7)

Linda L. Lovitt                   12,609 (8)                 5.7% (8)

All Directors and                 79,092 (9)                35.6% (9)
Officers as a Group
(7 in number)

--------------------------
(1) Percentages are based on the aggregate of 222,400 shares of Common Stock outstanding.

(2) Includes 6,000 shares owned by his IRA account, for which he has power to dispose or direct the disposition and to vote or direct the voting.

(3) Includes 1,760 shares owned by his IRA account and 532 shares in his SEP account, for which he has power to dispose or direct the disposition and to vote or direct the voting and 3,322 allocated Employee Stock Ownership Plan ("ESOP") shares which are 100% vested.

(4) Includes 6,275 shares owned by his IRA account, for which he has power to dispose or direct the disposition and to vote or direct the voting.

(5) Includes 2,444 allocated ESOP shares which are 100% vested.

(6) Includes 1,394 allocated ESOP shares which are 100% vested.

(7) Includes 488 shares owned by his IRA account, for which he has the power to dispose or direct the disposition and to vote or direct the voting.

                                               (Footnotes continued on page 193)

(8) Includes 3,757 shares owned by her IRA account, 2,157 in IRA account of husband for which they have the power to dispose or direct the disposition and to vote or direct the voting and 584 allocated ESOP shares which are 100% vested.

(9) Includes 7,160 allocated ESOP shares held by three officers. Percentages are based on presently outstanding shares of 222,400.

         None of the above persons have shared voting or investment powers with regard to their shares of Common Stock.

ITEM 12.  Certain Relationships and Related Transactions.

                              CERTAIN TRANSACTIONS

         Blue Ash, like many financial institutions, has followed a policy of granting loans to eligible officers, directors and employees for the financing of their personal residences and for consumer purposes. Blue Ash's policy does not include the granting of unsecured personal loans. Real estate loans have been made in the ordinary course of business and remain on substantially the same terms and conditions as those of comparable transactions prevailing at the time, and do not involve more than the normal risk of collectibility or present other unfavorable features. All loans by Blue Ash to its directors and executive officers are subject to OTS regulations restricting loan and other transactions with affiliated persons of Blue Ash. Prior to the passage of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), Blue Ash made loans to executive officers and directors without closing costs and at a reduced interest rate of one percent over the cost of funds. FIRREA prohibits Blue Ash from making loans to its executive officers and directors at favorable rates or on terms not comparable to those prevailing to the general public. Blue Ash's policy towards loans to executive officers and directors currently complies with this limitation. There were no loans outstanding to related parties at June 30, 1999.

                                     PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.
               ---------

2.1 Agreement and Plan of Merger dated as of March 11, 1999 between Oak Hill Financial, Inc. and Towne Financial Corporation incorporated by reference to Exhibit 2.1 of the Form 10-QSB filed by the Corporation for the quarterly period ended March 31, 1999.

2.2 Supplemental Agreement dated as of March 11, 1999 between Oak Hill Financial, Inc. and Towne Financial Corporation incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed by the Corporation for the quarterly period ended March
         31, 1999.

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

10.3 Form of Employment Agreement between The Blue Ash Building and Loan Company and William S. Siders.

10.4 Form of Employment Agreement between The Blue Ash Building and Loan Company and William T. Thornell.

10.5 Form of Employment Agreement between The Blue Ash Building and Loan Company and Joseph L. Michel.

21 The only subsidiary of the Corporation is The Blue Ash Building and Loan Company, an Ohio corporation.

27       Financial Data Schedule.

         (b)   Reports on Form 8-K.
               -------------------

               No reports on Form 8-K have been filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOWNE FINANCIAL CORPORATION


By: /s/ Ralph E. Heitmeyer
    -------------------------------------

Date:  September 22, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Neil S. Strawser
    -------------------------------------
    Neil S. Strawser
    Director and Chairman of the Board

Date:  September 22, 1999

By: /s/ Ralph E. Heitmeyer
    -------------------------------------
    Ralph E. Heitmeyer
    Director and President

Date:  September 22, 1999

By: /s/ William S. Siders
    -------------------------------------
    William S. Siders
    Director and Executive Vice President

Date:  September 22, 1999

By: /s/ Herb L. Kromholz
    -------------------------------------
    Herb L. Krombholz
    Director and Vice President

Date:  September 22, 1999

By: /s/ William T. Thornell
    -------------------------------------
    William T. Thornell
    Director and Vice President

Date:  September 22, 1999

By: /s/ Joseph L. Michel
    -------------------------------------
    Joseph L. Michel
    Chief Financial Officer, Vice
     President and Treasurer

Date:  September 22, 1999

                                  EXHIBIT INDEX

Exhibit                                                          Sequentially
Number                     Description                           Numbered Pages
-------                    -----------                           --------------
2.1               Agreement and Plan of Merger dated as
                  of March 11, 1999 between Oak Hill
                  Financial, Inc. and Towne Financial
                  Corporation (incorporated by reference).

2.2               Supplemental Agreement dated as of
                  March 11, 1999 between Oak Hill
                  Financial, Inc. and Towne Financial
                  Corporation (incorporated by reference).

3.1               Amended Articles of Incorporation
                  (incorporated by reference).

3.2               Code of Regulations
                  (incorporated by reference).

10.1              1992 Stock Option Plan (incorporated
                  by reference).

10.2              1997 Stock Option Plan (incorporated
                  by reference).

10.3              Form of Employment Agreement between                   197
                  The Blue Ash Building and Loan
                  Company and William S. Siders.

10.4              Form of Employment Agreement between                   206
                  The Blue Ash Building and Loan
                  Company and William T. Thornell.

10.5              Form of Employment Agreement between                   215
                  The Blue Ash Building and Loan
                  Company and Joseph L. Michel.

21                The only subsidiary of the Corporation
                  is The Blue Ash Building and Loan
                  Company, an Ohio corporation.

27                Financial Data Schedule.                               224
